Form 10-K405
CUPERTINO NATIONAL BANCORP
filed 1995-03-31
CIK 757790

                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended DECEMBER 31, 1994
                                      OR
[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                  For the transition period from      to
                                                 ----    ----

                      Commission file number     0-18015
                          CUPERTINO NATIONAL BANCORP
            (Exact name of registrant as specified in its charter)
            CALIFORNIA                                  33-0060898
    (State of incorporation)              (IRS employer identification number)
              20230 STEVENS CREEK BOULEVARD, CUPERTINO, CA 95014
                   (Address of principal executive offices)
                                (408) 996-1144
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
         Title of each class    Name of each exchange on which registered
         --------------------   -----------------------------------------
                 NONE                              NONE
          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES  X          NO
                              ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 2, 1995, as reported on the NASDAQ National Market System, was approximately $11,090,833. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of COMMON STOCK, NO PAR VALUE, of registrant outstanding as of March 2, 1995 was 1,559,187.
                                _______________

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts I, II, III, and IV of this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Shareholders to be held May 25, 1995 (Part III), and (2) registrant's Annual Report to Shareholders for the year ended December 31, 1994 (Parts I, II and IV).

                                      PART I

ITEM 1.  BUSINESS

GENERAL

          Cupertino National Bancorp (the "Company") is a California corporation and bank holding company. Cupertino National Bank (the "Bank"), a wholly owned subsidiary of the Company, is a national bank conducting a commercial banking business. The Company was organized in August 1984, and the Bank began operations in May 1985. The Company and the Bank have their principal offices at 20230 Stevens Creek Boulevard, Cupertino CA 95014. The Company's current activities are principally acting as the holding company for the Bank and as the lessee and sublessor to the Bank of the premises on which the Bank is located.

          The Bank provides a wide range of commercial banking services to small and medium-sized businesses, real estate firms, business executives, professionals and other individuals. Trust services are provided by a separate department of the Bank to support the trust needs of its clients. The Bank's strategy emphasizes acquiring and developing relationships with clients in the Bank's service area. Personal service officers are assigned to each borrowing client to provide continuity to the relationship.

          The Bank provides commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues in the range of $1 million to $25 million. Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable or leasehold improvements, loans to purchase equipment, and loans for general working capital purposes, collateralized by equipment. The Bank's commercial customers are drawn from a wide variety of manufacturing, wholesale and service businesses, and are not concentrated in any one particular industry. Loans to real estate construction and development companies are primarily for construction of single-family residences in the Bank's primary service area. Such loans typically range between approximately $200,000 and $2,900,000. Loans to professional and other individual clients, whose income typically equals or exceeds the median income for the Bank's service area, cover a full range of consumer services, such as automobile, aircraft, home improvement and home equity loans, and other secured and unsecured lines of credit, including credit cards.

          The Bank has a Small Business Administration ("SBA") department which makes loans to assist smaller clients and those who are starting new businesses in obtaining financing. The loans are generally 65% to 80% guaranteed by the SBA. In 1994, the Bank was named a Preferred Lender by the SBA. Preferred Lender status is awarded by the SBA to lenders who have demonstrated superior ability to generate, underwrite and service loans guaranteed by the SBA, and results in more rapid turn around of loan applications submitted to the SBA for approval.

          In May 1994, the Bank opened its Emerging Growth Industries ("EGI") Venture Lending Group to serve the needs of companies in their start-up and development phase. This unit was developed to meet the needs of clients in the Bank's service area by allowing them to access a banking relationship early in their development. The loans to this target group of clients are generally secured by the accounts receivable, inventory and equipment of the companies. The financial strength of these companies also tends to be bolstered by the presence of venture capital investors among the shareholders.

          The Bank is a member of the Federal Reserve System and the deposits of the Bank's clients are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). In 1992, the Bank became a member of the Federal Home Loan Bank of San Francisco ("FHLB")in order to enhance its ability to service its loan clients. This membership allows the Bank to enhance its funding sources as the FHLB allows members to borrow funds by pledging mortgage loans as collateral.

MARKET AREA AND CLIENT BASE

          The Bank concentrates on providing service to clients in Cupertino, San Jose, Palo Alto and the surrounding communities in Santa Clara County and San Mateo County. Cupertino is located in the center of the geographical area which is referred to as "Silicon Valley". The City of Cupertino has a population of approximately 42,000 and its average annual household income exceeds $79,000. Among metropolitan areas, Santa Clara County ranks third in California in median household income.

          The commercial base of Santa Clara County is diverse and includes computer and semiconductor manufacturing, professional services, printing and publishing, aerospace, defense, real estate construction, and wholesale and retail trade. The Bank has not concentrated on attracting commercial clients from any single industry, although it has in the past emphasized lending to the residential real estate construction industry in its service area.

          The Bank's headquarters are in Cupertino. In March 1991, the Bank opened its first regional office in downtown San Jose. This office was established to better serve existing clients of the Bank, as well as to gain new relationships from clients based in the growing financial center in the downtown San Jose area. In May 1992, the Bank opened a second regional office in Palo Alto. This office gives the Bank a presence in the financial market in Northern Santa Clara and Southern San Mateo counties. The opening of these regional offices has contributed to the continued growth of the Bank through 1994.

          Many of the directors of the Company and the Bank, and their affiliates, maintain deposit and loan relationships with the Bank. See Note 11 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report, incorporated herein by reference, for information regarding loans to affiliates and other significant related party transactions.

SOURCES OF FUNDS

          Most of the Bank's deposits are obtained from small and medium-sized businesses, business executives, professionals and other individuals. At December 31, 1994, the Bank had a total of 4,633 deposit accounts, representing 2,032 non-interest-bearing deposit (checking) accounts with an average balance of approximately $26,700 each, 2,146 interest-bearing demand, money market demand, and savings accounts with an average balance of approximately $41,200 each, and 455 time deposit accounts with an average balance of approximately $99,000 each. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, and rates paid by competitors on similar deposits.

          The Bank has one large deposit relationship with a title company, in which three of the directors of the Bank serve as directors (one Bank director is also the principal shareholder and Chief Executive Officer of the title company). Deposits from this client ranged between $3.9 million and $12.6 million during 1994; balances related to this client, in both non-interest-bearing demand accounts and money market accounts totaled $4.6 million on December 31, 1994.

LENDING ACTIVITIES

          The Bank's loan portfolio is centered in commercial lending to small and medium-sized businesses in the manufacturing and service industries. The Bank has also been an active lender in residential real estate construction. Due to economic declines in the company's business market, the emphasis on residential real estate construction lending has been reduced.

          Approximately 59% of the Bank's portfolio was in commercial loans at December 31, 1994. Real estate construction loans represented approximately 13% of total loans at December 31, 1994, primarily for residential projects. In addition, 9% of the Bank's loans were real estate term loans, which are primarily secured by commercial properties. The balance of the portfolio consists of consumer loans and loans held for sale. The Bank's loan clients are primarily located in Cupertino, San Jose, Palo Alto and the surrounding communities in Santa Clara County and San Mateo County.

          The majority of loans are collateralized. Generally, real estate loans are secured by real property, and commercial and other loans are secured by bank deposits or business and personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans, and from the cash flow of the borrower for commercial and other loans.

          The interest rates charged for the loans made by the Bank vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, associated factors stemming from the client's deposit relationship with the Bank and the Bank's cost of funds. A majority of the loans in the Bank's portfolio have a floating rate.

          In its commercial loan portfolio, the Bank provides personalized financial services to the diverse commercial and professional businesses in its market area, but does not concentrate on any particular industry. Commercial loans consist chiefly of short-term loans (normally with a maturity of under one year) for working capital. Significant emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment (such as accounts receivable), and in some instances, third party guaranties or highly liquid collateral (e.g., time deposits). Commercial loan pricing is generally at a rate tied to the Prime rate (as quoted in the Wall Street Journal) or the Bank's reference rate.

          While the commercial loan portfolio of the Bank is not concentrated in any one industry, the Bank's service area has a concentration of technology companies, and accordingly, the ability of any of the Bank's borrowers to repay loans may be affected by the performance of this sector of the economy. The California economy has been particularly hard hit by the national recession. There has been a significant decline in the California residential real estate market since late 1990, which has persisted through 1994. This has resulted in an increase in the level of non-performing assets in 1993 and 1994, and has resulted in an increase in loans charged-off and the provision for loan losses in 1993 and 1994. The Bank's portfolio may be adversely affected if economic conditions do not improve, which could result in an increase in non-performing loans, charge-offs and the related provision to the allowance for loan losses.

          The Bank's residential real estate construction loan activity has focused on providing short-term (less than one year maturity) loans to local individuals, partnerships and corporations in the local residential real estate industry for the construction of single family residences. During 1992 through 1993, the Bank concentrated its construction loan activity in the market for
owner-occupied custom residences.    During 1994 real estate values began to
stabilize and the Bank began to cautiously enter the construction loan market for small townhouse and single family home projects.

          Residential real estate construction loans are typically secured by first deeds of trust and require guaranties of the borrower. The economic viability of the project and the borrower's credit-worthiness are primary considerations in the loan underwriting decision. Generally, these loans provide an attractive yield, but may carry a higher than normal risk of loss or delinquency, particularly if general real estate values decline or the loan underwriting process is based upon inaccurate appraisals. The Bank utilizes independent local appraisers and conservative loan-to-value ratios (e.g. loans generally not exceeding 65% to 75% of the appraised value of the property). The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project. In the absence of rapid declines in residential real estate values, ultimate collectibility of such secured loans is usually better than the average mix of commercial loans. Construction loans are generally made on a floating rate basis.

          The Bank's consumer loan portfolio is divided between installment loans for the purchase of such items as automobiles and aircraft, and home improvement loans and equity lines of credit which are often secured by residential real estate. Installment loans tend to be fixed rate and longer-term (one to five year maturity), while the equity line type loans are generally floating rate, and are reviewed for renewal on an annual basis. The Bank also has a minimal portfolio of credit card loans, issued as an additional service to its clients.

LOAN ADMINISTRATION

          The loan policy of the Bank is approved each year by its Board of Directors and is managed through periodic reviews of such policies in relation to current economic activity and the degree of risk (both credit and interest rate) in the current portfolio. The Directors' Loan Committee supervises the lending activities of the Bank. This committee consists of four outside directors, the Chairman/Chief Executive Officer, the President/Chief Operating Officer (position currently vacant), the Executive Vice President/Senior Credit Officer, Senior Vice President Commercial Lending and the Vice President/Credit Administration. The officers in this group make up the Officers' Loan Committee.

          Sole lending authority is granted to officers on a limited basis. Loan requests exceeding individual officer approval limits are submitted to the Officers' Loan Committee, and those which exceed its limit are submitted to the Directors' Loan Committee for final approval. Both of these committees meet on a regular basis in order to provide timely responses to the Bank's clients.

          The Bank has an active credit administration function which includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. The Bank has an internal asset review committee (IARC) that meets monthly to review delinquencies, non-performing assets, classified assets and other pertinent information for the purpose of evaluating credit risk within the Bank's loan portfolio and to recommend general reserve percentages and specific reserve allocations. The IARC reports to the Board of Directors on a quarterly basis.

TRUST DEPARTMENT

          The Bank's Trust Department commenced operations in July 1988 and offers a full range of fee-based trust services directly to its clients. The Trust Department administers all types of retirement plans, including corporate pension plans, 401(k) plans and individual retirement plans, with an emphasis on the investment management, custodianship and trusteeship of such plans. In addition, the Trust Department acts as executor, administrator, guardian and/or trustee in the administration of the estates of individuals. Investment and custodial services are provided for corporations, individuals and non-profit organizations. Total assets under management by the Trust Department were approximately $157 million at December 31, 1994, as compared to approximately $118 million at December 31, 1993, and $117 million at December 31, 1992.

MORTGAGE BANKING DIVISION

          The Bank opened a Mortgage Banking Division in July 1992. The purpose of this division is to originate residential mortgage loans for sale on the secondary market. The primary revenue of this division is the premium received on the sale of such mortgage loans and their related servicing rights. The Bank funds both loans which are originated directly by a mortgage banking officer and loans purchased through a network of mortgage brokers. The Bank is currently selling both the loans and the related servicing rights through a correspondent. During 1993 the Bank was designated as an approved seller/servicer by the Federal National Mortgage Association and the Federal Home Loan Corporation, known in the industry as Fannie Mae and Freddie Mac, respectively. During 1994 the increased upward pressure on interest rates caused mortgage refinancing and home purchases to significantly decline. This required the Bank in June 1994 to restructure its mortgage operations and focus all of its efforts on the wholesale mortgage market. This change reduced the operating costs within the mortgage business unit; however, the operating results for the last half of 1994 did not return to acceptable levels of return on investment corresponding to the risks involved. Based on these factors the Bank determined to close its mortgage operations effective March 31, 1995. In connection with this action, the Bank anticipates incurring a $180,000 after tax charge related to this operation in the first quarter of 1995. The Bank will continue to offer mortgage loans to its market area and client base through its regional offices.

COMPETITION

          The banking business in the Bank's service area is highly competitive, as it is throughout California. Many of the major branch banking institutions in California have one or more offices in the Bank's service area. The Bank competes in the marketplace for deposits and loans, principally against these banks, other independent community banks, savings and loan associations, credit unions and other financial institutions.

          The major advantages that larger branch institutions have over the Bank are their ability to provide wide ranging advertising programs; to allocate their investment assets in areas of higher yields and demands; and, by virtue of their greater total capitalization, to utilize substantially higher lending limits than the Bank. These banks can also offer certain services, such as international banking, which are not offered directly by the Bank. However, the Bank is able to offer most of these services indirectly, through its correspondent institutions. Smaller independent banks, including the Bank, have found a market niche by providing specialized services, and by targeting clients whose credit needs are below levels generally sought by the major branch banks.

          The Bank defines its service area as the cities of Cupertino, San Jose, Palo Alto, and the surrounding cities in Santa Clara County and San Mateo County. Banks and savings and loan operations in Santa Clara County collectively held approximately $21 billion in deposits as of June 30, 1994 (the latest date as of which complete deposit data was available). Based on this data, the Bank had a market share in Santa Clara County of approximately .93% at June 30, 1994.

          To compete with the major financial institutions in its service area, the Bank relies upon customized services and direct personal contacts by its officers, directors and staff. For clients whose loan demands exceed the Bank's legal lending limit, the Bank seeks to arrange such loans on a participation basis with other lenders, primarily other community banks in the San Francisco Bay Area.

EFFECT OF GOVERNMENTAL POLICIES AND LEGISLATION

          Banking is a business in which profitability depends primarily on interest rate differentials. In general, the difference between the interest rates paid by the Bank on its deposits and its other borrowings and the interest rates received by the Bank on loans extended to its customers and on securities held in the Bank's investment portfolio will be the principal factor affecting the Bank's earnings. The interest rates paid and received by the Bank are sensitive to many factors which are beyond the control of the Bank, including the influence of domestic and foreign economic conditions. The earnings and growth of the Bank and the Company will also be affected not only by general economic conditions, including inflation, recession and unemployment, but also by monetary and fiscal policies of the United States and federal agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and/or combat recession, by its open market operations in United States Government securities, by its control of the discount rates applicable to borrowing by banks from the Federal Reserve System and by its establishment of reserve requirements for financial institutions subject to its regulation. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect the interest rates charged on loans and paid on deposits. Changes in the financial services industry as a result of such governmental policies and regulations have often contributed to increases in the cost of funds of banks and other depository institutions and may continue to affect such cost, and consequently the earnings of such institutions. However, the degree, timing and full extent of the impact of the laws or of possible changes to the laws on banking in general, and the business of the Bank in particular, presently cannot be predicted.

SUPERVISION AND REGULATION

          The following information is qualified in its entirety by reference to the statutory and regulatory provisions described, which statutes and regulations are subject to change at any time.

THE BANK HOLDING COMPANY

          The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and the Bank. Under the BHCA, bank holding companies may not (subject to certain limited exceptions) directly or indirectly acquire the ownership or control of substantially all of the assets or more than 5% of any class of voting shares of any company, including a bank, without the prior written approval of the Federal Reserve Board. The

BHCA prohibits the Federal Reserve Board from approving the acquisition by a bank holding company of substantially all the assets or more than 5% of any class of voting shares of any bank (or its holding company) located in a state other than the state in which the operations of the bank holding company's bank subsidiaries are principally conducted, unless the statutes of the state in which the acquiree bank is located expressly permit such an acquisition.

          In addition, subject to certain exceptions, bank holding companies are prohibited under the BHCA from engaging in non-banking activities. One principal exception to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking as to be properly incident thereto. For each application to engage in non-banking activities, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

          Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stocks or securities thereof, and on the taking of any such stock or securities as collateral for loans to any borrowers. Furthermore, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, the lease or sale of any property or the furnishing of other banking services.

          The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Superintendent of Banks of the State of California (the
"Superintendent").

CAPITAL ADEQUACY OF THE COMPANY

          The Federal Reserve Board has adopted risk based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital to risk weighted assets (including certain off-balance-sheet activities) is 8%. At least half of the total capital is to be composed of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less disallowed intangibles including goodwill ("Tier 1 Capital"). The remainder of a bank's allowable capital may include subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 Capital").

          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to total assets, less goodwill) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies are generally required to maintain a minimum Tier 1 Capital leverage ratio of 3% plus an additional 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets (i.e. goodwill, core deposit intangibles and purchased mortgage servicing rights). Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities.

          At December 31, 1994, the Company had total capital and leverage capital ratios above the minimums required by the Federal Reserve Board.

THE BANK

          The Bank, as a national banking association, is subject to the National Bank Act and to primary supervision, examination and regulation by the Comptroller of the Currency (the "Comptroller"). The Comptroller regulates the number and locations of branch offices of a national bank. The Bank is also a member of the Federal Reserve System and is subject to applicable provisions of the Federal Reserve Act and regulations issued pursuant thereto. Each depositor's accounts with the Bank are insured by the Bank Insurance Fund, which is managed by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum aggregate amount permitted by law, which is currently $100,000 for all insured deposits of the depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The Federal Reserve Board requires banks to maintain non-interest bearing reserves against certain of their transactional accounts (primarily deposit accounts that may be accessed by writing checks) and non-personal time deposits.

          As a creditor and a financial institution, the Bank is subject to certain regulations promulgated by the Federal Reserve Board including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act) and Regulation F (interbank liabilities), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors on loans secured by real property and as owners of real property, the Bank may be subject to potential liability under various statutes and regulations applicable to property owners including statutes and regulations relating to the environmental condition of the property. The Bank is also subject to applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law. California law exempts banks from the usury laws.

          The supervision, regulation and examination of the Bank by the bank regulatory agencies are generally intended to protect depositors and are not intended to protect the Company's shareholders.

INTERSTATE BANKING AND BRANCHING

          On September 29, 1994, the Reigle/Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was signed into law.
The Interstate Act effectively permits nationwide banking. The Interstate Act provides that one year after enactment, adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisitions by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the Federal Reserve Board may not be granted for a proposed interstate acquisition if, after the acquisition, the acquirer on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and in every case, may be waived by state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions. States are not allowed to opt-out of interstate banking.

          Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is not permitted until June 1, 1997, provided that the state has not passed legislation "opting-out" of interstate branching. If a state opts-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. A state may opt-in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation earlier than June 1, 1997. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis, and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and the establishment of branches shall apply to the interstate branches.

          De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to the initial acquisition of a bank in the host state other than deposit concentration limits.

          Effective one year after enactment, the Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as an agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account, but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured savings associations which were affiliated with banks as of June 1, 1994, may act as agents for such banks. An affiliate bank or savings association may not conduct any activity as an agent which such institution is prohibited from conducting as a principal.

          If an interstate bank decides to close a branch located in a low or moderate income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

          To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies are directed to implement regulations prohibiting interstate branches from being used as "deposit production offices". The regulations to implement its provisions are due by June 1, 1997. The regulations must include a provision to the effect that if loans made by an interstate branch are less than fifty percent of the average of all depository institutions in the state, then the regulator must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in that state.

          Effective January 1, 1991, California adopted legislation permitting any out-of-state bank holding company to acquire an existing California bank if its state of principal business provides reciprocal rights to California bank holding companies. The Superintendent has determined that substantial reciprocity exists between California and a variety of states including Arizona, Oregon, Washington, and New York. Although these changes have had the impact of increasing competition among banks and between banks and other financial service providers, the long-term effects of this increased competition on the Bank and on the competition which may arise as a result of the Interstate Act, cannot be determined at this time.

CAPITAL ADEQUACY OF THE BANK

          In 1989, the Federal Reserve Board, along with the Comptroller and the FDIC, established an interagency risk-based capital framework that establishes uniform risk-based capital guidelines for certain banking organizations in the United States. Under these guidelines, both assets reported on the balance sheet and certain off-balance sheet items are assigned to certain risk categories. Each category has an assigned risk weight. Capital ratios are then calculated by dividing the capital by a weighted (according to risk) sum of the assets and off-balance sheet items.

          On February 28, 1991, the FDIC adopted minimum "leverage ratio" standards for certain banking organizations. The leverage ratio is a ration of Tier 1 capital to quarterly average total assets. The minimum required leverage ratio is 3.0% Tier 1 capital for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of between 4.0% and 5.0% Tier 1 capital.

          At December 31, 1994, the Bank had capital ratios, both risk-adjusted and leverage, which placed it in the "well capitalized" category. For an analysis of the capital ratios of the Bank as of December 31, 1994, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Capital Resources" in the 1994 Annual Report to Shareholders, which is incorporated herein by reference. The Company does not presently expect that compliance with regulatory capital guidelines will have a material adverse effect on the business of the Company or the Bank. The Company anticipates that if significant asset growth continues in the future, such growth may necessitate the addition of capital to comply with regulatory guidelines.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT

          The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") mandated changes that continue to affect the financial institutions industry. FIRREA substantially revised the regulatory structure of the banking, savings and financial services industries. Many of these changes directly affect the Bank and the Company. Deposits at commercial banks such as the Bank are now insured by the Bank Insurance Fund ("BIF") of the FDIC.

          FIRREA requires the banking regulatory agencies to make written evaluations after examining a depository institution for compliance with the Community Reinvestment Act ("CRA"). The CRA evaluations now include a public section, including the CRA rating agency assigned to the bank, and a confidential section, which is not released to either the public or the institution, except under limited circumstances. The regulatory guidelines now require each institution to place the written evaluation in its CRA public file at its head office and at one designated office in each local community. FIRREA also revised the rating system for CRA compliance.

          FIRREA mandated appraisals by state-certified or state-licensed appraisers for loans made by financial institutions over certain amounts. Effective December 31, 1992, an appraisal by a state-certified appraiser is required for the following types of bank loans secured by real estate: (1) any real estate loan transaction having a value of $1 million or more, or (2) any non-residential real estate transaction or complex residential real estate transaction in the amount of $250,000 or more. In addition, an appraisal by a state-licensed appraiser is required for any real-estate transaction having a value of more than $100,000. The State of California has established a program for the licenser and certification of real estate appraisers in order to meet the requirements of FIRREA.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

          On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1990 ("FDICIA") was signed into law. Among other things, FDICIA recapitalized the BIF, implemented deposit insurance reform, and imposed new supervisory standards requiring annual examinations, independent audits, uniform accounting and management standards and prompt corrective action for problem institutions. As a result of FDICIA, depository institutions and their affiliates are subject to federal standards which govern asset growth, interest rate exposure, executive compensation, and many other areas of depository institution operations. Only the most highly capitalized and well-managed institutions are allowed to expand their operations and activities. Undercapitalized institutions are subject to activity limitations and other restrictions.

          BIF Recapitalization. FDICIA provides increased funding for the BIF, primarily by increasing the authority of the FDIC to borrow from the U.S. Treasury Department. A significant portion of any such borrowing will be repaid by insurance premiums assessed on BIF members, including the Bank, sufficient to repay any borrowed funds within 15 years and to provide BIF reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits.

          Risk Based Deposit Insurance Rates. On January 1, 1994, a permanent risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The assessment rates under the system range from 0.23 percent to 0.31 percent of domestic deposits depending on the assessment category into which an insured bank is placed. It is possible that such assessments may be increased or decreased and that there may be additional special assessments in the future. A significant increase in the assessment rate or an additional special assessment could have an adverse impact on the Bank's and the Company's results of operations. Increases in deposit insurance assessment rates add to an insured bank's operating costs. These cost increases can have a measurable effect upon a bank's profitability and capitalization. Increases in deposit insurance assessment expenses do not, however, necessarily lead to equally proportionate declines in bank profits. The Company does not anticipate that an increase or decrease in its deposit insurance assessment rate will significantly impact the Bank's profitability or capitalization.

          Brokered Deposits. Under FDIC regulations governing the receipt of brokered deposits, a bank cannot accept brokered deposits (which term is defined to mean deposits with an interest rate which exceeds significantly prevailing rates in its market) unless (i) it is well capitalized or (ii) it is adequately capitalized and has received a waiver from the FDIC. Except under certain conditions, a bank that cannot accept brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. The Bank is considered to be well capitalized for purposes of this regulation and in 1994 began accepting limited amounts of brokered deposits to help manage its liquidity position.

          Prompt Corrective Regulatory Action. FDICIA categorizes banking institutions as well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A bank is subject to corrective action if it is not adequately capitalized. Significantly and critically undercapitalized banks are subject to extensive federal regulatory control, including closure. A bank's capital tier depends upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage capital measure, and upon certain other factors. The federal banking authorities adopted regulations effective December 19, 1992, which define the capital measures a bank must meet in order to be considered well capitalized as a ratio of total capital to risk-weighted assets of not less than 10.0%, a ratio of Tier 1 capital to risk-weighted assets of not less than 6.0% and a leverage ratio of Tier 1 capital to average quarterly assets of not less than 5.0%. A bank will be considered adequately capitalized if it has a ratio of total capital to risk-weighted assets of not less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of not less than 4.0%, and a leverage ratio of Tier 1 capital to average quarterly assets of not less than 4.0%. The capital levels for the undercapitalized category are defined as any level under 8.0% for the total risk-based capital ratio, under 4.0% for the Tier 1 risk-based capital ratio, or under 4.0% for the Tier 1 leverage ratio. A bank will be considered significantly undercapitalized if it has a ratio of total capital to risk-weighted assets that is less than 6.0%, a ratio of Tier 1 capital to risk-weighted assets that is less than 3.0%, or a Tier 1 leverage ratio that is less than 3.0%. A bank will be considered critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition to FDICIA's capital requirements, a financial institution may be reclassified and subject to corrective action if it receives a less than satisfactory rating in its most recent examination for its assets, management, earnings or liquidity. The Company and the Bank were considered "well capitalized" at December 31, 1994.

          FDICIA also requires an insured institution which does not meet any one of the statutory or regulatory capital requirements applicable to it to submit a capital restoration plan for improving its capital. In addition, FDICIA prohibits an insured institution from making a capital distribution if it fails to meet any capital requirements. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts, and places restrictions on a bank's dealings with "large customers" if a principal officer or director of the "large customer" is a member of the bank's audit committee.

          Real Estate Lending. As required by FDICIA, on December 19, 1992, the federal banking agencies adopted uniform regulations prescribing standards for real estate lending effective March 19, 1993. The uniform rules require depository institutions to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices, as well as establish loan-to-value limitations on real estate lending by insured depository institutions. The loan-to-value limits do not apply to loans guaranteed by the U.S. Government or backed by the full faith and credit of a state government; loans facilitating the sale of real estate acquired by the lending institution in the ordinary course of collecting a debt previously contracted; loans where real estate is taken as additional collateral solely through an abundance of caution by the lender; loans renewed, refinanced, or restructured by the original lender to the same borrower, without the advancement of new funds; or loans originated prior to the effective date of the regulation. The new regulations also allow lending institutions to make a limited amount of loans that do not conform to the regulations' loan-to-value limitations. The Bank has amended its real estate lending policies to comply with this legislation; such amendments are not expected to adversely affect the Bank's operations or profitability.

          Standards for Safety and Soundness. In September of 1992 the FDIC proposed regulations to require management to establish and maintain an internal control structure and procedures to ensure compliance with laws and regulations concerning bank safety and soundness on matters such as loan underwriting and documentation, asset quality, earnings, internal rate risk exposure and compensation and other employee benefits. The proposals, among other things, establish the maximum ratio of classified assets to total capital at 1.0 and the minimum level of earnings sufficient to absorb losses without impairing capital. The proposals provide that a bank's earnings are sufficient to absorb losses without impairing capital if the bank is in compliance with minimum capital requirements and the bank would, if its net income or loss over the last four quarters continued over the next four quarters, remain in compliance with minimum capital requirements. Any institution which fails to comply with these standards must submit a compliance plan. The failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. Finally, independent auditors would be required to attest to or report separately on assertions in management's report, by using audit procedures agreed upon by the FDIC for determining the extent of compliance with laws and regulations concerning bank safety and soundness. In anticipation of the adoption by the FDIC of the proposed regulations, the Bank is in the process of documenting and establishing additional internal control structures and procedures, as necessary, to ensure compliance with new requirements imposed by FDICIA and the regulations thereunder concerning the Bank's safety and soundness. The Bank's audit committee is composed entirely of outside directors.

PAYMENT OF DIVIDENDS

          There are statutory and regulatory requirements applicable to the payment of dividends by the Bank to the Company and by the Company to its shareholders.

          By the Company.   The Company began paying cash dividends in December
1994. The Company anticipates continuing to pay cash dividends on a semi-annual basis to the shareholders of the Company, when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law").
The amount of the annual dividend is anticipated to range between 10% to 25% of estimated annual earnings. The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets the following two generally stated conditions: (i) the corporation's assets equal at least 1.25 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, the corporation's current assets must equal at least 1.25 times it current liabilities. The primary source of funds for payment of dividends by the Company would be obtained from dividends received from the Bank.

          By the Bank. The board of directors of a national bank may declare the payment of dividends from funds legally available therefore, depending upon the earnings, financial condition and cash needs of the bank and general business conditions. A national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. A national bank is further restricted from declaring a dividend on its shares of common stock until its surplus fund equals the amount of capital stock, or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits of the preceding half year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund. Furthermore, if the total of all dividends declared by a bank in any calendar year would exceed the total of its retained net profits of that year combined with its net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock, then the approval of the Comptroller is required for the payment of any dividends.

          Guidelines of the Comptroller set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to revise or develop a comprehensive capital plan, complete with financial projections, budgets and dividend guidelines. The Comptroller has broad authority to prohibit a national bank from engaging in banking practices which it considers to be unsafe and unsound. It is possible, depending upon the financial condition of the national bank in question and other factors, that the Comptroller may assert that the payment of dividends or other payments by a bank is considered an unsafe or unsound banking practice and, therefore, direct the bank to implement corrective action to address such a practice. Accordingly, the future payment of cash dividends by the Bank to the Company will not only depend upon the Bank's earnings during any fiscal period, but also upon the assessment of the Bank's Board of Directors of the capital requirements of the Bank and other factors, including dividend guidelines and the maintenance of an adequate allowance for loan and lease losses.

POLICY STATEMENT ON ALLOWANCE FOR LOAN LOSSES

          In 1993, the Federal banking agencies, through the Federal Financial Institutions Examination Council, issued a uniform policy statement on the adequacy of the reserves for loan and lease losses. The policy statement establishes a benchmark equal to the sum of (a) 100% of assets classified as uncollectible,
(b) 50% of assets classified as doubtful, (c) 15 % of assets classified substandard and (d) estimated credit losses on other assets over the upcoming 12 months. Federal bank examiners will measure the reasonableness of a banks' methodology for computing its reserves against this benchmark which is designed to be neither a floor nor a safe harbor.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

          The CRA requires banks, as well as other lenders, to identify the communities served by the bank's offices and to identify the types of credit the bank is prepared to extend within such communities. The CRA also requires an assessment of the performance of the bank in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the Federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

          On March 8, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement, which became effective April 15, 1994, on discrimination in lending. The policy statement describes the three methods that Federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.

          In connection with its assessment of CRA performance, the regulators assign a rating of "outstanding," "satisfactory," needs to improve," or "substantial noncompliance." The OCC conducts examinations of a bank's CRA performance as part of its regular examination process.

PENDING LEGISLATION AND REGULATIONS

          Certain legislative and regulatory proposals which could affect the Company, the Bank and the banking business in general are pending, or may be introduced, before the U.S. Congress, the California State Legislature, and Federal and State government agencies. The U.S. Congress is considering numerous bills that could reform the banking laws substantially, particularly if the current legal barriers between commercial banking and investment banking are eliminated, as is now being proposed.

          It is not known to what extent, if any, these proposals will be enacted or what effect such legislation would have on the structure, regulation, or competitive relationship of financial institutions. It is likely, however, that many of these proposals would subject the Company and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

          In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. FDICIA requires the regulatory agencies to adopt numerous rules, regulations, standards and guidelines over the next several years. Some of these regulations have been proposed. With respect to others, the agencies have solicited comments from the industry on the form the regulations should take. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the effect that such legislation may have on the business of the Company and the Bank.

COMPETITORS

          Commercial banks, in general, have historically been less restricted in the types of loans they may lawfully make than have been non-bank financial institutions. However, the Depository Institutions Deregulation and Monetary Control Act, enacted in 1980, has increased the ability of non-banking institutions to compete with banks in lending activities. Federally chartered savings and loan associations may now invest up to 10% of their assets in commercial corporate, business or agricultural loans, and may offer credit card services. Federal credit unions have previously been authorized by law to offer certain types of consumer loans. Additionally, since December 31, 1980, banks and other financial institutions, nationwide, have been permitted to offer check-like services, such as negotiable order of withdrawal
(NOW) accounts, on which interest or dividends may be paid under certain circumstances.

SELECTED STATISTICAL INFORMATION

          The following tables present selected financial information regarding the Bank's loans and deposits. This information should be read in conjunction with the company's Consolidated Financial Statements and the notes thereto and Management's Discussion and Analysis of Financial condition and Results of Operations included in the Company's 1994 annual Report to Shareholders, which has been incorporated herein by reference.

TABLE I - LOAN MATURITIES - The following table details the maturity structure of the Bank's Commercial, SBA, Technology and Real Estate Construction and Land loan portfolio at December 31, 1994.

(Dollars in thousands)         Commercial,              Real Estate,
                               SBA and                  Construction and
                               Technology               Land
-------------------------------------------------------------------------------
One year or less:
     Floating Rate             $46,508                  $16,760
     Fixed Rate                  4,034                      420
One to Five Years:
     Floating Rate              29,086                      788
     Fixed Rate                  2,032                      149
After Five Years:
     Floating Rate                  24                       --
     Fixed Rate                     11                       --
                               -------                  -------
Total                          $81,695                  $18,117
                               =======                  =======

TABLE II - COMPOSITION OF LOANS - The following tables details the composition of the Bank's gross loan portfolio at:

                                                                   December 31
-------------------------------------------------------------------------------------------------------------------------------
                                               1994               1993              1992                  1991             1990
(Dollars in Millions)                $            %     $            %    $            %     $               %    $           %
-------------------------------------------------------------------------------------------------------------------------------
Commercial                             81.7    58.6       77.7    57.7      73.5    56.9       60.6       57.8     46.6    48.9
Real Estate Construction
  and Land                             18.1    13.0       19.1    14.2      23.0    17.8       17.0       16.3     26.5    27.8
Real Estate Term                       13.1     9.4       12.1     9.0      11.2     8.7        9.6        9.2      5.8     6.1
Consumer                               21.1    15.1       18.2    13.5      16.6    12.8       17.5       16.7     16.3    17.2
-------------------------------------------------------------------------------------------------------------------------------
Total                                 134.0    96.1      127.1    94.4     124.3    96.2      104.7      100.0     95.2   100.0
-------------------------------------------------------------------------------------------------------------------------------
Loans Held For Sale                     5.4     3.9        7.6     5.6       4.9     3.8         --         --       --      --
-------------------------------------------------------------------------------------------------------------------------------
Total Loans                          $139.4   100.0     $134.7   100.0    $129.2   100.0     $104.7      100.0    $95.2   100.0
===============================================================================================================================

TABLE III - NON-PERFORMING LOANS -The following table details the Bank's non-performing loan portfolio for the last five years.

                                            December 31
(Dollars in thousands)        1994     1993    1992    1991     1990
----------------------------------------------------------------------
Non-accrual                   $3,244   $  997   $ 513   $ 738   $   --
 Accruing Loans Past Due       1,371    1,903      --      55       --
  90 days or more
Restructured Loans                --       --      --      --    1,380
----------------------------------------------------------------------
Total                         $4,615   $2,900   $ 513   $ 793   $1,380
======================================================================

TABLE IV - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES - The Bank's allocation of its allowance for loan losses for the past five years is detailed as follows for years ended December 31:

                                            1994              1993              1992             1991              1990
(Dollars in thousands)                 $            %    $            %    $            %    $            %    $            %
------------------------------------------------------------------------------------------------------------------------------
Amount of allowance allocated to:

Commercial                              1,846    60.2     1,511    59.1     1,216    58.0     1,018    57.8       558    48.9

Real Estate Construction
and land                                  180    13.3       308    14.5       263    18.2       184    16.3       295    27.8

Real Estate Term                          495     9.7       391     9.2        56     8.9        48     9.2        42     6.1

Consumer                                  245    15.5        10    13.8       190    13.1       217    16.7       187    17.2

Loans Held for Sale                        14     4.0        27     5.8        23     3.8

Unallocated                               138    (2.7)       --    (2.4)       --    (2.0)        3      --       219      --
-------------------------------------------------------------------------------------------------------------------------------
Total                                  $2,918   100.0    $2,247   100.0    $1,748   100.0    $1,470   100.0    $1,301   100.0
===============================================================================================================================

TABLE V - The following table summarizes the activity in the Bank's allowance for loan losses for the past five years:

                                                        1994           1993           1992           1991          1990
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
  Balance at the beginning of period                  $ 2,247        $ 1,748         $1,470         $1,301        $1,107
Charge Offs:
  Commercial                                             (748)        (1,069)          (520)           (23)         (142)
  Real Estate-Construction                               (123)            --            (62)          (188)           --
  Real Estate- term                                        --             --             --             --            --
  Consumer installment                                   (141)          (159)          (145)            (2)           --
--------------------------------------------------------------------------------------------------------------------------
Total                                                  (1,012)        (1,228)          (727)          (213)         (142)
Recoveries:
  Commercial                                               57             --              4             --             5
  Real Estate-construction                                 --             --             95             --            --
  Real Estate-term                                         --             --             --             --            --
  Consumer installment                                      6             48              4             --            --
--------------------------------------------------------------------------------------------------------------------------
Total                                                      63             48            103             --             5
--------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                          (949)        (1,180)          (624)          (213)         (137)
Provision charged to income                             1,620          1,679            902            382           331
==========================================================================================================================
Balance at the end of period                          $ 2,918        $ 2,247         $1,748         $1,470        $1,301

Table VI - MATURITIES OF CERTIFICATES OF DEPOSIT

The following table presents the Bank's maturities of certificates of deposit over $100,000 issued by the Bank as of December 31, 1994.

(Dollars in Thousands)           December 31, 1994
Three months or less                  $19,502
Three to six months                     4,674
Six to twelve months                    1,344
Over twelve months                        ---
                                      -------

Total                                 $25,520
                                      =======

For information regarding certain required disclosures of the maturities of investments, refer to Note 2 in the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

EMPLOYEES
---------

          The Company has no salaried employees, since all officers of the Company are employees of the Bank. At December 31, 1994, the Bank had 111 full time equivalent employees. Management believes that its employee relations are good and that the benefits provided by the Bank to its employees are competitive.


ITEM 2. PROPERTIES

          The Company leases, from an unaffiliated party, approximately 19,000 square feet of office space, consisting of a portion of the first and second floors of a two-story building at the intersection of Stevens Creek Boulevard and Torre Avenue in Cupertino, California. The lease commenced on October 1, 1992, and has a term of ten years, with two consecutive five-year renewal options. The current minimum monthly rental payments are approximately $42,000, and are subject to annual adjustments depending on the percentage increase in the consumer price index over the prior period. The rent is further subject to adjustment upon exercise of each renewal option, to an amount equal to the then current market rental rate for similar properties. At December 31, 1994, the Company subleased all 19,000 square feet of the leased premises to the Bank for an amount equivalent to the Company's expense related to such premises.

          The Bank has entered into a lease for 3,900 square feet of office space on the ground floor of Sixty South Market Street, San Jose, CA, effective August 1, 1993. The lease has a term of five years, with an option to extend for an additional five years. The monthly rent is approximately $5,200 and is subject to annual adjustments. The rent is subject to adjustment upon exercise of the renewal option to an amount equal to the then current market rental rate for similar space.

          Effective March 28, 1994, the Bank extended its lease for 5,300 square feet of office space at 3 Palo Alto Square in Palo Alto, CA, which currently accommodates its Palo Alto regional banking office, and its Emerging Growth Industries division. The term is for eight years, with a base rent of $11,125 per month, with scheduled annual increases. The Company has an option to extend the lease for two additional five-year periods.

          Effective June 16, 1994, the Bank leased 2,100 square feet of office space at 3530 Camino Del Rio North, San Diego, CA. This space is currently utilized by the Banks wholesale mortgage origination unit. The term of the lease is approximately 21 months, with a base rent of approximately $2,200 per month.


          The Company believes that its facilities are well maintained and adequate to meet its current requirements.

ITEM 3. LEGAL PROCEEDINGS


        LEGAL PROCEEDINGS.  On January 25, 1994, Sumitomo Bank ("Sumitomo") as
        -----------------
trustee for the California Dental Guild Real Estate Mortgage Fund II ("Fund II"), filed suit against the Bank in the Superior Court of the State of California, Santa Clara County, alleging negligence by the Bank and, by amendment of the complaint, one of its officers, in connection with the administration of a trust account. Sumitomo brought suit in its capacity as successor trustee for Fund II, and currently seeks monetary damages of approximately $2.2 million. Discovery for this litigation is still in process and no trial date has currently been scheduled.

        After consultation with its litigation counsel, the Bank believes that it has defenses to the claims made by Sumitomo and will vigorously defend the suit. However, litigation is subject to inherent uncertainties, especially in cases such as this where issues of trustee standards of care may be decided by a lay jury. Accordingly, no assurance can be given that Sumitomo's claims will be decided in favor of the Bank.

        The Bank believes that, if there were to be an unfavorable outcome of this suit, the Bank's litigation reserves and, based upon advice of litigation counsel, its coverages under a professional liability and director and officer insurance policies, would be adequate to cover any reasonably determined liability for the alleged claims. In any event, the Bank believes that the Sumitomo suit will not have a material adverse effect on the financial statements of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the section entitled "Stock Activity" on page 21 of the Company's 1994 Annual Report to Shareholders.

        At December 31, 1994 there were approximately 403 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item is incorporated herein by reference to the table entitled "Financial Highlights" on page 1 of the Company's 1994 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 21 of the Company's 1994 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is incorporated herein by reference to the Company's Consolidated Financial Statements and the notes thereto, and the Independent Auditor's Report thereon, set forth on pages 22 through 38 of the Company's 1994 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The information required to be reported on this item has been previously reported in a Form 8-K filed on October 20, 1994.


                                   PART III

         Certain information required by Part III is omitted from this Report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information relating to the directors of the Company set forth under the captions "Election of Directors" and "Compliance with Section 16)a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information relating to executive compensation set forth under captions "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference related to ownership of equity securities as set forth under the caption "General Information - Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information relating to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.


                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as a part of this Report:

               (1) Financial Statements.

               The following Consolidated Financial Statements of Cupertino National Bancorp and Independent Auditors' Report are contained in and incorporated by reference herein to the Company's 1994 Annual Report to Shareholders:

               Consolidated Balance Sheets - At December 31, 1994 and 1993 Consolidated Statements of Income - For the years ended December 31, 1994, 1993 and 1992.

              Consolidated Statements of Shareholders' Equity -For the years ended December 31, 1994, 1993 and 1992.

              Consolidated Statements of Cash Flows - For the years ended December 31, 1994, 1993 and 1992.

              Notes to Consolidated Financial Statements.

              Independent Auditors' Reports.

              With the exception of the information incorporated by reference to the Company's 1994 Annual Report to Shareholders in Parts I, II and IV of this Form 10-K, the Company's 1994 Annual Report to Shareholders is not to be deemed filed as part of this Report.

              (2)  Financial Statement Schedules.

              All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations or in the Consolidated Financial Statements and Notes thereto contained in the Company's 1994 Annual Report to Shareholders, which are incorporated herein by reference.

              (3)  Exhibits.

              The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Report. Exhibit Nos. 10.2, 10.5, 10.7, 10.8, 10.9 and 10.10 are
              management contracts or are compensatory plans or arrangements covering executive officers or directors of the Company.

         (b)  Reports on Form 8-K.

              The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 1994:

              Date of Report       Items Reported
              --------------       --------------

              September 7, 1994     Pursuant to Item 5, the Company reported the
                                    announcement of the resignation of Scott
                                    Montgomery as an officer and director of the Company and as a director of the Bank effective September 30, 1994.

              October 20, 1994      Pursuant to Item 4, the Company reported
                                    changing its independent public accountants from Deloitte & Touche, LLP to Coopers &
                                    Lybrand, L.L.P.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CUPERTINO NATIONAL BANCORP


                                     By: /s/ C. Donald Allen
                                         -------------------------------
                                         C. Donald Allen,  Director and
                                         Chief Executive Officer

Dated:

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Donald Allen and Steven C. Smith or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchanges Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue of hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                 Title                                           Date
---------                 -----                                           ----

/s/ C. Donald Allen       Director and
---------------------     Chief Executive Officer
C. Donald Allen           (Principal Executive Officer)


/s/ Steven C. Smith       Executive Vice President, CFO,
---------------------     Acting Chief Operating Officer
Steven C. Smith           and Corporate Secretary
                          (Principal Financial and Accounting Officer)



/s/ David K. Chui         Director
---------------------
David K. Chui


/s/ Carl E. Cookson       Director
---------------------
Carl E. Cookson

Signature                     Title                              Date
---------                     -----                              ----


/s/ Jerry R. Crowley          Director                           March 30, 1995
---------------------
Jerry R. Crowley


/s/ Janet M. DeCarli          Director                           March 30, 1995
---------------------
Janet M. DeCarli


/s/ John M. Gatto             Director                           March 30, 1995
---------------------
John M. Gatto


/s/ William H. Guengerich     Director                           March 30, 1995
-------------------------
William H. Guengerich


/s/ James E. Jackson          Director                           March 30, 1995
-------------------------
James E. Jackson


/s/ Rex D. Lindsay            Director and                       March 30, 1995
-------------------------     Vice Chairman of the Board
Rex D. Lindsay


/s/ Glen McLaughlin           Director and                       March 30, 1995
-------------------------     Chairman of the Board
Glen McLaughlin


/s/ Norman Meltzer            Director                           March 30, 1995
-------------------------
Norman Meltzer


/s/ Dick J. Randall           Director                           March 30, 1995
-------------------------
Dick J. Randall


/s/ Dennis S. Whittaker       Director                           March 30, 1995
-------------------------
Dennis S. Whittaker

                                       INDEX TO EXHIBITS


                                                                  Sequentially
Number    Exhibit                                                 Numbered Page
------    -------                                                 -------------
3.1       Amended Articles of Incorporation of Cupertino National
          Bancorp-filed as Exhibit 4.1 of Registrant's Exhibits
          to Form S-8 Registration Statement (No. 33-36057), as
          filed with the Securities and Exchange Commission (the
          "Commission") on July 25, 1990 and incorporated
          herein by reference.

3.2       Bylaws of Cupertino National Bancorp--filed as Exhibit of
          Registrant's Exhibits to Form S-8 Registration Statement
          (No. 33-36057), as filed with the Commission on July 25, 1990 and incorporated herein by reference.

4.1       Specimen Stock Certificate filed as Exhibit 4.1 of
          Registrant's Exhibits to Form S-2 Registration Statement
          (No. 33-30297), as filed with the Commission on August 2, 1989 and incorporated herein by reference.

10.1      Lease - Banking Facility--filed as Exhibit 10.1 of
          Registrant's Exhibits to Amendment No. 1 to Form S-18
          Registration Statement (No. 2-94390), as filed with the Commission on December 11, 1984 and incorporated herein by reference.

10.2*     1985 Stock Option Plan, filed as Exhibit 10.2 of Registrant's
          Exhibits to Form 10-K for the fiscal year ended December 31, 1993, as filed with the Commission on March 25, 1994 and incorporated herein by reference.

10.3      Form of incentive stock option agreement for use with 1985
          Stock Option Plan filed--as Exhibit 4.4 of Registrant's
          Exhibits to Form S-8 Registration Statement (No. 33-36057), as filed with the Commission on July 25, 1990 and incorporated herein by reference.

10.4      Form of non-statutory stock option agreement or use with 1985
          Stock Option Plan--incorporated herein by reference and filed as Exhibit 4.5 of Registrant's Exhibits to Form S-8
          Registration Statement (No. 33-36057), as filed with the Commission on July 25, 1990.

10.5*     1986 Non-Qualified Stock Option Plan--filed as Exhibit 10.3 of
          Registrant's Exhibits to Form 10-K for the fiscal year ended
          December 31, 1986, as filed with the Commission on March 31,
          1987 and incorporated herein by reference.

10.6      Form of non-qualified stock option agreement for use with 1986
          Non-Qualified Stock Option Plan--filed as Exhibit 10.7 of
          Registrant's Exhibits to Form 10-K for the fiscal year ended
          December 31, 1986, as filed with the Commission on March 31,
          1987 and incorporated herein by reference .

                                                                  Sequentially
Number    Exhibit                                                 Numbered Page
------    -------                                                 -------------
10.7*     1989 Non-Qualified Stock Option Plan--filed as
          Exhibit 10.11 of Registrant's Form S-2 registration
          statement (No. 33-30297), filed with the Commission
          on August 2, 1989 and incorporated herein by reference.

10.8*     Employment Agreement with C. Donald Allen dated July 1,
          1990--filed as Exhibit 10.9 of Registrant's Exhibits to
          Form 10-K for the fiscal year ended December 31, 1990, as filed with the Commission on March 30, 1991 and incorporated herein by reference.

10.9*     Cupertino National Bancorp Stock Purchase Plan--filed as
          Exhibit 10.10 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1990, as filed with the Commission on March 30, 1991, and incorporated herein by reference.

10.10*    Salary Continuation Agreement with C. Donald Allen dated
          August 1, 1993, filed as Exhibit 10.10 of Registrant's
          Exhibits to Form 10-K for the fiscal year ended December 31, 1993, as filed with the Commission on March 25, 1994, and incorporated herein by reference.

10.11*    Salary Continuation Agreement with Scott Montgomery dated
          August 1, 1993, filed as Exhibit 10.11 of Registrants
          Exhibits to Form 10-K for the fiscal year ended December 31, 1993, as filed with the Commission on September 7, 1994, and incorporated herein by reference.

13.1 1994 Annual Report to Shareholders (to be deemed filed only to the extent required by the instructions to exhibits for Reports on Form 10-K)

22        Subsidiaries of the Registrant--filed as Exhibit 22.1 of
          Registrant's Exhibits to Form 10-K for the fiscal year ended
          December 31, 1985, as filed with the Commission on March 31,
          1986 and incorporated herein by reference.

23.1      Independent Auditor's Consent - Coopers & Lybrand, L.L.P.

23.2      Independent Auditor's Consent - Deloitte & Touche, LLP

25.1 Power of Attorney. Reference is made to page 21 of this report.

27.0      Financial Data Schedule

_____
*A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).