Form 10-Q
period 1995-03-31
CUPERTINO NATIONAL BANCORP
filed 1995-05-15
CIK 757790

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---  EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1995

- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from                  to                 .
                                    ----------------    ----------------

Commission file number 0-18015


                          CUPERTINO NATIONAL BANCORP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            CALIFORNIA                                      33-0060898
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                     Identification No.)

20230 STEVENS CREEK BOULEVARD, CUPERTINO, CALIFORNIA,          95014
      (Address of principal executive offices)               (Zip Code)

                                (408) 996-1144
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    No
                                     ---      ---

Outstanding shares of Common Stock, no par value, as of May 1, 1995:  1,589,511.

This report contains a total of 17 pages.

                          CUPERTINO NATIONAL BANCORP


                                 INDEX

DESCRIPTION                                                         PAGE
PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED BALANCE SHEETS AS OF
           March 31, 1995 AND December 31, 1994...                   3

           CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED
           March 31, 1995 AND 1994................                   4

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED
           March 31, 1995 AND 1994................                   5

           NOTES TO CONSOLIDATED
           FINANCIAL STATEMENTS...................                   6

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS....                   7

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS........                                16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                         16

           SIGNATURES......................                         17

PART I.  FINANCIAL INFORMATION
CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Unaudited...Dollars in thousands)                                          March 31,    December 31,
                                                                                 1995       1994
- -----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $ 18,416        $  9,326
Federal funds sold                                                                 --          10,400
- -----------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                 18,416          19,726
Other short-term investments                                                       --              --
Investment securities
  Held to maturity                                                             59,892          59,573
  (Market Value $58,900 at March 31, 1995;
    and $57,257 at December 31, 1994)
  Other securities                                                                944             933
- -----------------------------------------------------------------------------------------------------
  Total investment securities                                                  60,836          60,506

Loans:
  Commercial                                                                   82,194          81,695
  Real estate-construction                                                     21,855          18,117
  Real estate-term                                                             15,292          13,133
  Consumer and other                                                           23,113          21,059
  Deferred loan fees, net                                                        (743)           (847)
- -----------------------------------------------------------------------------------------------------
    Loans                                                                     141,711         133,157
Allowance for credit losses                                                    (2,359)         (2,918)
- -----------------------------------------------------------------------------------------------------
    Loans, net                                                                139,352         130,239
Loans held for sale                                                             5,805           5,383
    Total loans                                                               145,157         135,622
Premises and equipment, net                                                     1,543           1,434
Accrued interest receivable and other assets                                    7,309           5,856
- -----------------------------------------------------------------------------------------------------
TOTAL                                                                        $233,261        $223,144
=====================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand, non-interest-bearing                                               $ 52,767        $ 53,880
  NOW                                                                           7,629           8,331
  Money Market Demand Accounts                                                 76,143          73,623
  Savings                                                                       5,897           5,951
  Other time certificates                                                      25,105          19,417
  Time certificates, $100 and over                                             20,959          25,520
- -----------------------------------------------------------------------------------------------------
    Total deposits                                                            188,500         186,722
Short-term borrowings                                                          25,220          17,256
Accrued interest payable and other liabilities                                  1,186           1,129
- -----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             214,906         205,107

Shareholders' equity:
  Preferred stock, no par value:
     4,000,000 shares authorized; none issued                                      --              --
  Common stock, no par value:  6,000,000 shares
     authorized; shares outstanding: 1,586,748, at
     March 31, 1995 and 1,557,008 at December 31, 1994                         15,113          14,901
   Retained earnings                                                            3,242           3,136
- -----------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     18,355          18,037
- -----------------------------------------------------------------------------------------------------
TOTAL                                                                        $233,261        $223,144
=====================================================================================================

See notes to consolidated financial statements

 CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited...dollars in thousands, except per share data)                      Three Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                                1995          1994
- -----------------------------------------------------------------------------------------------------
 Interest income:
 Interest on loans                                                           $  3,799        $  2,943
      Interest on investment securities:
         Taxable                                                                  917             335
         Non-taxable                                                               18              28
- -----------------------------------------------------------------------------------------------------
          Total Investment securities                                             935             363
      Other interest income                                                        29              33
- -----------------------------------------------------------------------------------------------------
 Total interest income                                                          4,763           3,339
 Interest expense:
      Interest on deposits                                                      1,365             726
      Other interest expense                                                      367              35
- -----------------------------------------------------------------------------------------------------
         Total interest expense                                                 1,732             761
- -----------------------------------------------------------------------------------------------------
         Net interest income                                                    3,031           2,578
 Provision for loan losses                                                        431             235
- -----------------------------------------------------------------------------------------------------
      Net interest income after provision
          for loan losses                                                       2,600           2,343

 Other income:
 Gain on sale of mortgage loans                                                    85             425
 Other loan fees                                                                   20             135
 Trust Fees                                                                       156             142
 Gain on sale of SBA loans                                                        105             111
 Depositor service fees                                                            71              69
 Other                                                                             56              75
- -----------------------------------------------------------------------------------------------------
         Total other income                                                       493             957

 Operating expenses:
     Compensation and benefits                                                  1,635           1,520
     Occupancy and equipment                                                      396             319
     Professional services                                                        204             141
     FDIC insurance and regulatory assessments                                    125             115
     Client services                                                               88             107
     Other real estate, net                                                        41              34
     Other                                                                        438             360
- -----------------------------------------------------------------------------------------------------
         Total operating expenses                                               2,927           2,596
- -----------------------------------------------------------------------------------------------------
 Income before income tax expense                                                 166             704
 Income tax expense                                                                60             254
- -----------------------------------------------------------------------------------------------------
 Net income                                                                  $    106        $    450
=====================================================================================================
 Net income per common and
      common equivalent share                                                   $0.06           $0.28
- -----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited...dollars in thousands)
                                                                  Three Months Ended
                                                                       March 31,
                                                            -----------------------------
                                                               1995               1994
- -----------------------------------------------------------------------------------------
CASH FLOWS-OPERATING ACTIVITIES:
 Net income                                                $    106              $    450
 Reconciliation of net income to net
  cash from operations:
    Provision for credit losses                                 431                   235
    Depreciation and amortization                                70                   123
    Accrued interest receivable  and other assets              (659)                  653
    Accrued interest, expenses and other liabilities             57                  (245)
    Deferred loan fees                                         (104)                   21
    Proceeds from sales of loans held for sale               10,061                44,376
    Origination of loans held for resale                    (10,483)              (42,619)
    Other real estate owned, net                                 37                    25
- -----------------------------------------------------------------------------------------
Operating cash flows, net                                      (484)                3,019

CASH FLOWS - INVESTING ACTIVITIES:
 Maturities of investment securities
  and other short-term investments                            1,676                 5,639
 Purchase of investment securities
   and other short-term investments                          (2,010)                   --
 Loans, net                                                  (9,440)                2,689
 Sale of other real estate owned                                338                    --
 Purchase of Life Insurance Policies                         (1,170)                   --
 Premises and equipment, net                                   (174)                  (69)
- -----------------------------------------------------------------------------------------
Investing cash flows, net                                   (10,780)                8,259

CASH FLOWS - FINANCING ACTIVITIES:
 Non-interest bearing deposits, net                          (1,113)               (2,599)
 Interest bearing deposits, net                               2,891                (1,826)
 Short-term borrowings, net                                   7,964                 7,000
 Stock issued to employees                                      212                   233
- -----------------------------------------------------------------------------------------
Financing cash flows, net                                     9,954                 2,808
- -----------------------------------------------------------------------------------------
Net increase/ (decrease) in cash and cash equivalents        (1,310)               14,086
Cash and cash equivalents at beginning of period             19,726                14,350
- -----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $ 18,416              $ 28,436
=========================================================================================
CASH FLOWS - SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Interest on deposits and other borrowings                 $  1,765              $    748
 Income taxes                                                    --                    --
- -----------------------------------------------------------------------------------------

See notes to consolidated financial statements

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          March 31, 1995 (UNAUDITED)


1.  BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements include the accounts of Cupertino National Bancorp ("CUNB") and its subsidiary, Cupertino National Bank & Trust. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of CUNB's financial position and the results of its operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. The results for the three months ended March 31, 1995 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 1995. These financial statements should be read in conjunction with the financial statements for 1994 included in the Annual Report to Shareholders for 1994.

2. ADOPTION OF ACCOUNTING PRONOUNCEMENT

 The Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, on January 1, 1995. Under this new standard, a loan is considered impaired if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Since most of the Company's loans are collateral dependent, the calculation of the impaired loans is generally based on the fair value of the collateral. The adoption of SFAS No. 114 did not result in any additional provision for credit losses at January 1, 1995.

 Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans.

 At March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $2.7 million, with a corresponding valuation allowance of $.6 million. For the quarter ended March 31, 1995, the average recorded investment in impaired loans was approximately $3.1 million. The Company did not recognize interest on impaired loans during the first quarter of 1995.

3. SHARE AND PER SHARE AMOUNTS

 Earnings per common and common equivalent share are calculated based upon the weighted average number of shares outstanding during the period, plus equivalent shares representing the effect of dilutive stock options. The number of shares used to compute earnings per share were 1,661,400 and 1,607,100 for the three months ended March 31, 1995 and 1994, respectively. Per share amounts have been adjusted for the 5% stock dividend paid in May 1994.

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis Of Operations

CUNB reported net income for the first quarter of 1995 of $106,000, or $.06 per common and common equivalent share, a decrease from the $450,000, or $.28 per common equivalent share, of net income reported in the first quarter of last year. Return on average assets annualized for the first quarters of 1995 and 1994 were .19% and .97%, respectively, while return on average common equity annualized was 2.31% for the first quarter of 1995, compared with 11.37% for the first quarter of 1994.

The earnings for the first quarter of 1995 were adversely effected by nonrecurring charges totaling $275,000 net of tax, related to the closing of the mortgage banking operations ($170,000), the costs of the cancellation of merger discussions with South Valley National Bank ($70,000), and severance payments to a former executive officer ($35,000). Excluding these charges, first quarter 1995 earnings would have been $381,000, with a return on average assets and average shareholder's equity of .68% and 8.32%, respectively.

Non-performing assets (including nonaccrual loans, loans 90 days past due and OREO) totaled $3.0 million at March 31, 1995, a decline of $2.0 million, or 40%, from December 31, 1994. The ratio of non-performing assets to loans plus foreclosed properties was 2.66% at March 31, 1995, down from 3.60% at December 31, 1994 and slightly higher than the 2.33% at March 31, 1994. The Bank's portfolio of classified assets declined to $12.0 million, or 5.37% of total assets, at March 31, 1995, from $13.1 million or 5.87% of total assets at December 31, 1994 and $10.9 million or 5.57% of total assets at March 31, 1994.

The reserve for loan losses was $2.4 million at March 31, 1995, compared with $2.9 million at December 31, 1994 and $2.0 million at March 31, 1994. The provision for loan losses was $431,000 for the first quarter of 1995, an increase of $196,000 over the first quarter of 1994. Net charge-offs were $1.0 million for the first quarter of 1995, compared to $544,000 for the first quarter of 1994 (primarily related to a $614,000 charge-off on an unsecured loan). The Bank is aggressively pursuing collection on this debt, however, for regulatory purposes it must be charged-off and when collected, it will be accounted for as a recovery. The ratio of the reserve for loan losses to non-performing assets was 78% at March 31, 1995 compared with 58% at December 1994 and 66% at March 31, 1994.

Shareholders' equity increased $318,000 to $18.4 million, or 7.87% of assets, at March 31, 1995 from $18.0 million or 8.08% of assets at December 31, 1994. The decline in the ratio was due to the growth in earning assets in the first quarter of 1995.

CUNB's Tier 1 and Total Risk-based capital ratios were 10.1% and 11.4% at March 31, 1995, respectively, compared with 10.8% and 12.1% at December 31, 1994, respectively. The Leverage ratio declined slightly to 8.2% at March 31, 1995 from 8.4% at December 31, 1994, reflecting the increase in average quarterly assets in combination with the earnings for the first quarter of 1995. CUNB's Risk-based capital and Leverage ratios, as well as those of the bank, exceed the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations.

CUNB's common stock closed at $9.00 per share on March 31, 1995, representing 78% of the $11.57 book value per common share, compared with $9.25 per share and 80% of the $11.58 book value per common share at December 31, 1994.

NET INTEREST INCOME

The following are the Bank's average balance sheet, net interest income and interest rates for the periods presented:

                                                  March 31, 1995               December 31, 1994               March 31, 1994
                                           -----------------------------------------------------------------------------------------
                                                                  Avg.                          Avg.                          Avg.
                                             Avg.                Yield/      Avg.              Yield/      Avg.              Yield/
($ in 000's)                                 Bal.      Int.       Rate       Bal.      Int.     Rate       Bal.      Int.     Rate
- ------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans (2) (4)                           $146,385    $3,799     10.38%   $135,073   $3,513    10.40%   $130,528   $2,943     9.02%
    Investment securities,  short term
     investments  and cash
     equivalents                             62,518       964      6.17      65,435      957     5.85      38,079      396     4.16
- ------------------------------------------------------------------------------------------------------------------------------------
          Total interest-earning assets
           (3b)                             208,903     4,763      9.12     200,508    4,470     8.92     168,607    3,339     7.92
Noninterest-earning assets                   14,190                          14,381                        17,648
- ------------------------------------------------------------------------------------------------------------------------------------
   Total assets                            $223,093                        $214,889                      $186,255
====================================================================================================================================
Interest bearing liabilities:
  Deposits:
   NOW and MMDA                            $ 81,598       775      3.80    $ 83,340      708     3.40    $ 66,018      405     2.45
   Savings deposits                           6,097        48      3.15       7,382       53     2.86       6,050       33     2.20
   Time deposits                             46,058       543      4.71      41,906      474     4.53      37,021      288     3.11
- -----------------------------------------------------------------------------------------------------------------------------------
      Total interest bearing deposits       133,753     1,365      4.08     132,628    1,235     3.73     109,089      726     2.66
  Borrowings                                 24,445       367      6.01      17,445      228     5.23       4,120       35     3.40
- -----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities    158,198     1,732      4.38     150,073    1,463     3.90     113,209      761     2.69
                                                       ------     -----               ------    -----               ------     ----
Noninterest-bearing deposits                 45,887                          45,674                        56,058
Other noninterest-bearing liabilities           674                             974                           425
- -----------------------------------------------------------------------------------------------------------------------------------
Total noninterest-bearing liabilities        46,561                          46,648                        56,483
Shareholders' equity                         18,334                          18,168                        16,563
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                     $223,093                        $214,889                      $186,255
                                           --------                        --------                      --------
Net interest income; interest rate
  spread (3a)                                          $3,031      4.74%              $3,007     5.02%              $2,578     5.23%
                                                       ------     -----               ------    -----               ------     ----
Net margin                                 $ 50,705                5.88%   $ 50,435              5.95%   $ 55,397              6.20%
====================================================================================================================================

1) Average balances are computed using an average of the daily balances during the period.
2) Nonaccrual loans are included in the average balance column; however, only collected interest on such loans is included in the interest column.

3) The net margin on interest-earning assets during the period equals (3a) the difference between the interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (3b) average interest-earning assets for the period.

4) Loan fees totaling $186, $193 and $208 are included in loan interest income for the periods ended March 31, 1995, December 31, 1994 and March 31, 1994, respectively.

                                          Three months ended March 31, 1995     Three months ended March 31, 1995
                                           compared with December 31, 1994         compared with March 31, 1994
                                              favorable (unfavorable)                favorable (unfavorable)

(Dollars in thousands)                        Volume        Rate         Net         Volume     Rate       Net
- ------------------------------------------------------------------------------------------------------------------
Interest income on loans                       $ 293       $  (7)      $ 286          $ 412    $ 444    $  856
Interest on investment
  securities, short-term
  investments and cash equivalents               (45)         51           6            377      191       568
- -------------------------------------------------------------------------------------------------------------------
                                                 248          44         292            789      635     1,424
Interest expense on deposits
   NOW and MMDA                                   16         (83)        (67)          (148)    (222)     (370)
   Savings deposits                               10          (5)          5             (1)     (14)      (15)
   Time Deposits                                 (49)        (19)        (68)          (107)    (148)     (255)
- -------------------------------------------------------------------------------------------------------------------
                                                 (23)       (107)       (130)          (256)    (384)     (640)
Interest  expense on borrowings                 (105)        (34)       (139)          (305)     (27)     (332)
                                               -----       -----       -----          -----    -----    ------
                                                (128)       (141)       (269)          (561)    (411)     (972)
- -------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
  interest income                              $ 120       $ (97)      $  23          $ 228    $ 224    $  452
                                               -----       -----       -----          -----    -----    ------

(1) In the analysis, the change due to the volume rate variance has been allocated to volume

CUNB's net interest income for the first quarter of 1995 was $3.0 million, which was equal to the fourth quarter of 1994, and $453,000 over the first quarter of 1994. When compared to the fourth quarter of 1994, average earning assets increased by $8.4 million, but the interest rate spread decreased from 5.02% in the fourth quarter of 1994 to 4.74% in the first quarter of 1995. This was mainly due to a rising interest rate environment and increased competition for loans and deposits, which resulted in higher rates being paid on deposit accounts, and more competitive loan rates offered to our loan clients. The average yield on loans for the first quarter of 1995 was also affected to some extent by non-accruing loans, and lower accrued loan fees. It is anticipated that the pressure on interest margins will continue in 1995.

When compared to the first quarter of 1994, average earning assets at March 31, 1995, increased by $40.3 million or 23.9% in June to August. This was primarily due to an increase of $32.0 million in the investment securities portfolio undertaken in 1994, when loan demand was relatively flat. Average loans in the first quarter of 1995 increased by $15.9 million (12.1%) over the first quarter of 1994. Average noninterest bearing deposits declined by approximately $10 million from the first quarter of 1994 to the first quarter of 1995. This change in the asset and liability mix, in addition to the aforementioned increasing interest rate environment resulted in a reduction in the net interest spread from 5.23% to 4.74%, and a reduction in the net interest margin from 6.20% to 5.88%. Another factor impacting the net interest spread and margin was the Company's increased investment in held-to-maturity securities, which improved net interest income but reduced the net interest spread and margin. The held-to-maturity securities were purchased in the third and fourth quarter of 1994 to increase the Bank's earning asset base during a period where loan volume was relatively flat. The impact of this on the spread and margin will decline as the loan portfolio increases.

The Company provides client services to several of its non-interest bearing demand deposit customers. The amount of credit available to clients is based on a calculation of their average non-interest bearing deposit balance, adjusted for float and reserves, multiplied by an earnings credit rate, generally the 90-day T-Bill rate. The credit can be utilized to pay for services including messenger service, account reconciliation and other similar services. If the services provided exceed the available credit, the customer is charged for the difference.

The impact of this on the Company's net interest spread and net yield on interest earning assets would have been as follows:

                                        March 30,   December 31,    March 30,
                                          1995         1994           1994
- -----------------------------------------------------------------------------
Non-interest bearing demand deposits      $45,887     $45,674        $56,058
Client Service expense                         88          86            107
Client Service cost annualized               .78%         .75%           .77%

Impact on Net Yield
- -------------------
Net yield on interest earning assets        5.88%        5.95%          6.20%
Impact on client services                   (.17)        (.17)          (.34)
                                          -------      -------        -------

Adjusted net yield (1)                      5.71%        5.78%          5.94%
                                          =======      =======        =======

(1) Non-interest bearing liabilities are included in cost of funds calculation to determine adjusted spread.

The negative impact on the net yield on interest earning assets is caused by off-setting net interest income by the cost of client service expenses, which reduces the yield on interest earning assets. The cost for client service expense is trending down and reflects the Company's efforts in the management of client service expense.

The trend of interest rates in the economy continues to move upward through the first quarter of 1995 and it is anticipated this trend will continue through 1995, as the Federal Reserve attempts to control inflation, while not disrupting the slow and steady economic growth occurring in most areas of the United States economy. If the interest rate trends continue upward at a slow and steady pace, the Bank's net interest margin should remain relatively stable and the credit risk associated with higher borrowing rates should not significantly impact CNB's earnings.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at various intervals; one day or immediate, two days to six months; seven to twelve months, one to three years, three to five years, over five years
and on a cumulative basis.   Allocations of assets and liabilities including
noninterest bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics. The differences between the volumes of assets and liabilities are known as
sensitivity gaps.   The following table shows interest sensitivity gaps for
different intervals as of March 31, 1995:

                                                       INTEREST SENSITIVITY REPORT
CUPERTINO NATIONAL BANK                Repricing  Periods
- -----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                             Total        Total
                              Day       Months      Months     > 1 Year    > 3 Years                Rate       Non-Rate
                              One         1-6        7-12      to 3 Yrs    to 5 Yrs   >5 Years    Sensitive    Sensitive    Total
- -----------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash & due from Banks       $     --    $     --    $     --    $    --    $    --    $    --     $     --     $ 18,416    $ 18,416
Investment securities             --       8,751       5,550     14,966      8,157     22,518       59,892          944      60,836
Loans                        124,756       5,025         694      6,908      3,038      4,433      144,854        3,306     148,160
Other assets                      --          --          --         --         --         --           --        8,895       8,895
Loan loss & unearned fees         --          --          --         --         --         --           --       (3,102)     (3,102)
- -----------------------------------------------------------------------------------------------------------------------------------
Total assets                 124,756      13,776       6,194     21,874     11,195     26,951      204,746       28,459     233,205
===================================================================================================================================
Liabilities & equity:
Deposits
  Demand                          --          --          --         --         --         --           --       53,615      53,615
  NOW, MMDA, and Savings      89,937          --          --         --         --         --       89,937           --      89,937
   Time deposits                  --      43,045       3,014        203         25         --       46,287           --      46,287
Other borrowed funds          25,219          --          --         --         --         --       25,219           --      25,219
Other liabilities                 --          --          --         --         --         --           --        1,185       1,185
Shareholder's equity              --       -----          --         --         --         --           --       16,962      16,962
- -----------------------------------------------------------------------------------------------------------------------------------
Total Liability & Equity     115,156      43,045       3,014        203         25         --      161,443       71,762    $233,205
===================================================================================================================================
Total asset GAP
GAP                         $  9,600    $(29,269)   $  3,180    $21,672    $11,170    $26,951     $ 43,303     $(43,303)
                            --------    --------    --------    -------    -------    -------     --------     --------
Cumulative GAP              $  9,600    $(19,669)   $(16,489)   $ 5,183    $16,353    $43,303     $ 43,303     $      0
                            --------    --------    --------    -------    -------    -------     --------     --------
Cumulative GAP/Total
 assets                        4.11%      -8.43%      -7.06%      2.22%      7.01%     18.55%       18.55%           0%

The management of interest rate sensitivity, or interest rate risk management, is a function of the repricing characteristics of the Bank's portfolio of assets
and liabilities.   These repricing characteristics are subject to changes in
interest rates either as replacement, repricing or maturity during the life of
the instruments.   Interest rate risk management focuses on the maturity
structure of assets and liabilities and their repricing characteristics during
periods of  changes in market interest rates.   Effective interest rate risk
management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income.

Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate
sensitivity.   In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting
net interest income.   This characteristic is referred to as a basis risk and,
generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest
sensitivity table above.   These prepayments may have significant effects on the
Bank's net interest margin.   Because of these factors, the interest sensitivity
gap report may not provide a complete assessment of the Bank's exposure to changes in interest rates.

The Bank currently has a negative cumulative GAP position for periods up to one
year, and a positive cumulative GAP thereafter.   A positive cumulative GAP
position would be expected to provide increased net interest income during periods of rising interest rates and would decrease net income during periods of
falling rates.   While the Company's current negative one year GAP position would indicate net interest income will decrease during periods of rising interest rates, the actual impact would be an increase to net interest income. The primary reason this occurs is the lagging effect between the repricing characteristics of the Bank's interest earning assets and interest bearing
liabilities.   In a simulation analysis on the impact of rising  interest rates, the rates on the Bank's interest bearing liabilities reprice at a slower pace than its assets, thus providing positive net interest income when interest rates increase.


NON-INTEREST INCOME

                                                               Quarter Ended
- -----------------------------------------------------------------------------------------------------
                                    March 31,   December 31,   September 30 ,   June 30,   March 31,
(in thousands)                           1995           1994             1994       1994        1994
- -----------------------------------------------------------------------------------------------------
Gain on sale of mortgage loans          $  85          $ 218            $ 222      $ 128       $ 425
Loan fees                                  20             78               39         25         135
Trust fees                                156            146              163        142         142
Gain on sale of SBA loans                 105            343              151         79         111
Depositor service fees                     71             64               69         65          69
Other                                      56             59               57         75          75
- -----------------------------------------------------------------------------------------------------
Total other income                      $ 493          $ 908            $ 701      $ 514       $ 957
- -----------------------------------------------------------------------------------------------------

Non-interest income was $493,000 for the first quarter of 1995, a decrease of $415,000 from the fourth quarter of 1994, and a decrease of $464,000 from the first quarter of 1994.

Gains on the sale of mortgage loans declined throughout 1994 and are one of the primary reasons for the decline in other income in the first quarter of 1995. Gains on the sale of loans decreased $171,000 versus the fourth quarter of 1994 and $346,000 versus the first quarter of 1994. Since the decline in gain on sale of mortgage loans has continued since early 1994, the Bank determined it was in the best interest of the shareholders to close the mortgage operations effective March 31, 1995.

Additionally, loan fees have decreased $58,000 versus the fourth quarter of 1995, and $115,000 versus the first quarter of 1994, as loan documentation income has been reduced due to competitive pressure in the Bank's market area.

NON-INTEREST EXPENSE

                                                              Quarter Ended
- -------------------------------------------------------------------------------------------------------
                                     March 31,   December 31,    September 30,   June 30,    March 31,
(in thousands)                            1995           1994             1994       1994         1994
- -------------------------------------------------------------------------------------------------------
Compensation and benefits               $1,635         $1,270           $1,397     $1,537       $1,520
Occupancy and equipment                    396            372              362        349          319
Professionals services
  legal settlement                         204            557              109        104          141
FDIC insurance and assessments             125            127              127        115          115
Supplies, telephone and postage            128            119              110        120          100
Data processing                             33             29               32         30           20
Client services                             88             86               86         95          107
Other real estate, net                      41              7                9         (1)          34
Other                                      277            208              276        217          240
- -------------------------------------------------------------------------------------------------------
Total operating expenses                $2,927         $2,775           $2,508     $2,566       $2,596
- -------------------------------------------------------------------------------------------------------

Non-interest expenses were $2.9 million for the first quarter of 1995, an increase of $0.2 million from the fourth quarter of 1994, and $0.3 million from the first quarter of 1994.

Compensation and benefits expense increased $365,000 versus the fourth quarter of 1994, and $115,000 from the comparable quarter of 1994, $32,000 related to the closing of the mortgage division, as well as $57,000 of severance for one
senior Bank officer.   The balance of $276,000 versus the fourth quarter of
1994, and $26,000 versus the first quarter of 1994, is attributable to growth in staffing, incentive increases, and merit increases.

Professional services expense increased $63,000 compared to the first quarter of 1994 primarily due a one time $120,000 charge related to merger discussions with South Valley National Bank, partially offset by lower legal expense in the
first quarter of 1995.   When compared to the fourth quarter of 1994,
professional services expense decreased $353,000 as legal expenses declined due to non-recurring legal accruals recorded in the fourth quarter of 1994.

INCOME TAXES

The provision for income taxes for the first quarter of 1995 was $60,000 compared with $254,000 for the same quarter a year ago. CUNB did not require a valuation allowance related to its deferred tax asset.

FINANCIAL CONDITION

Capitalization

The Company's and the Bank's risk-based capital and leverage ratios were as follows:

- ----------------------------------------------------------------------------------------------------------
CAPITALIZATION                        March 31,     December 31,     September 30,   June 30,    March 31,
(in thousands)                           1995          1994             1994          1994         1994
- ----------------------------------------------------------------------------------------------------------
CONSOLIDATED COMPANY
- --------------------
GAAP EQUITY RATIO:
 GAAP equity                           $ 18,355        $ 18,037         $ 17,872    $ 17,406     $ 16,902
 Total assets                           223,261         216,318          216,318     212,296      195,587
 Equity to assets ratio                    7.87%           8.34%            8.26%       8.20%        8.64%
LEVERAGE RATIO:
 GAAP equity                           $ 18,355        $ 18,037         $ 17,872    $ 17,406     $ 16,902
 Average quarterly assets               223,093         214,889          206,467     185,988      185,133
 Leverage capital ratio                    8.23%           8.39%            8.66%       9.36%        9.13%
 Minimum requirement                       3.00%           3.00%            3.00%       3.00%        3.00%
 Well capitalized requirement              5.00%           5.00%            5.00%       5.00%        5.00%
RISK-BASED CAPITAL RATIOS:
 Tier I capital                        $ 18,355        $ 18,037         $ 17,872    $ 17,406     $ 16,902
 Tier II capital                          2,268           2,082            2,086       1,951        1,967
- -----------------------------------------------------------------------------------------------------------
Total risk-based capital               $ 20,623        $ 20,119         $ 19,958    $ 19,357     $ 18,869
===========================================================================================================
Risk-based assets                       181,474         166,592          166,889     161,590      157,379
 Tier I risk-based capital ratio          10.11%          10.83%           10.71%      10.77%       10.74%
 Minimum requirement                       4.00%           4.00%            4.00%       4.00%        4.00%
 Well capitalized requirement              6.00%           6.00%            6.00%       6.00%        6.00%
===========================================================================================================
Total Risk-based Capital Ratio            11.36%          12.08%           11.96%      11.98%       11.99%
 Minimum requirement                       8.00%           8.00%            8.00%       8.00%        8.00%
 Well capitalized requirement             10.00%          10.00%           10.00%      10.00%       10.00%

BANK ONLY
- ---------
Gaap equity ratio:
 GAAP equity                           $ 16,962        $ 16,851         $ 16,624    $ 16,168     $ 15,921
 Total assets                           233,205         222,839          216,312     212,276      195,581
 Equity to assets ratio                    7.27%           7.56%            7.69%       7.62%        8.14%
Leverage ratio:
 GAAP equity                           $ 16,962        $ 16,851         $ 16,624    $ 16,168     $ 15,921
 Regulatory Accounting
 Adjustment                                 (65)            (65)             (57)        (48)         (80)
- -----------------------------------------------------------------------------------------------------------
 Regulatory Equity                     $ 16,897        $ 16,786         $ 16,567    $ 16,120     $ 15,841
- -----------------------------------------------------------------------------------------------------------
 Average quarterly assets              $222,901        $214,785         $206,367    $185,888     $185,033
 Leverage capital ratio                    7.58%           7.82%            8.03%       8.67%        8.56%
 Minimum requirement                       3.00%           3.00%            3.00%       3.00%        3.00%
 Well capitalized requirement              5.00%           5.00%            5.00%       5.00%        5.00%
Risk-based Capital Ratios:
 Tier I capital                        $ 16,897        $ 16,786         $ 16,567    $ 16,120     $ 15,841
 Tier II capital                          2,268           2,079            2,084       1,951        1,967
- -----------------------------------------------------------------------------------------------------------
Total risk-based capital               $ 19,165        $ 18,865         $ 18,651    $ 18,071     $ 17,808
===========================================================================================================
Risk-based assets                      $181,417        $166,288         $166,691    $161,571     $157,374
 Tier I risk-based capital ratio           9.31%          10.09%           10.01%      10.02%       10.07%
 Minimum requirement                       4.00%           4.00%            4.00%       4.00%        4.00%
 Well capitalized requirement              6.00%           6.00%            6.00%       6.00%        6.00%
Total Risk-based Capital Ratio            10.56%          11.34%           11.19%      11.18%       11.32%
 Minimum requirement                       8.00%           8.00%            8.00%       8.00%        8.00%
 Well capitalized requirement             10.00%          10.00%           10.00%      10.00%       10.00%
- -----------------------------------------------------------------------------------------------------------

CUNB's Tier 1 and Total Risk-based capital ratios were 10.10% and 11.35% at March 31, 1995, respectively, compared with 10.83% and 12.08% at December 31,
1994, and 10.74% and 11.99% respectively at March 31, 1994.   The leverage
ratio, a measure of Tier 1 capital to average quarterly assets, was 8.26% at March 31, 1995 compared to 8.39% at December 31, 1994 and 9.13% at March 31, 1994. To be considered well capitalized as defined under the regulatory framework for prompt corrective action, an institution must have a risk-based Tier 1 capital ratio of 6.0% or greater, a risk-based total capital ratio of 10%
or greater and a leverage ratio of 5.0% or greater.   CUNB's risk-based capital
and leverage ratios have exceeded the ratios for a well-capitalized financial institution under FDICIA's prompt corrective action regulations for all periods presented.

The Bank's Tier 1 and Total Risk-based capital ratios were 9.30% and 10.55% at March 31, 1995, respectively, compared with 10.09% and 11.34% at December 31,
1994, and 10.07% and 11.32% respectively at March 31, 1994.   The leverage
ratio, a measure of Tier 1 capital to average quarterly assets, was 7.61% at March 31, 1995 compared to 7.82% at December 31, 1994 and 8.56% at March 31, 1994. To be considered well capitalized as defined under the regulatory framework for prompt corrective action, an institution must have a risk-based Tier 1 capital ratio of 6.0% or greater, a risk-based total capital ratio of 10% or greater and a leverage ratio of 5.0% or greater. The Bank's risk-based capital and leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented above.

The company and the Bank seek to maintain capital ratios at levels that will maintain their status as a well-capitalized financial institution.

LIQUIDITY

Liquidity is defined as the ability of a company to convert assets in cash or cash equivalents without significant loss, and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of the Bank's clients who either want to withdraw funds or require funds to meet their credit needs. Through an Asset Liability Management Committee, the Bank actively monitors its commitments to fund loans, as well as the composition and maturity schedule of its loan and deposit portfolios. To manage its liquidity, the Bank maintains $17 million in inter-bank Fed Fund purchase lines, as well as $100 million in institutional deposit or brokered deposit lines, and $60 million in reverse repurchase lines.

PROVISION AND RESERVE FOR LOAN LOSSES

The following schedule details the activity in the Bank's reserve for loan losses and related ratios for the period involved:

                                                                  Quarter ended
- -----------------------------------------------------------------------------------------------------------
                                      March 31,    December 30,    September 30,    June 30,    March 31,
(in millions)                             1995            1994             1994        1994         1994
- -----------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  beginning of period                   $ 2,918          $2,286           $1,951      $1,989       $2,247
Provision charged to operations             431             785              450         150          235
Loans charged off                        (1,001)           (153)            (123)       (191)        (544)
Loan recoveries                              11              --                8           3           51
- -----------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  end of period                         $ 2,359          $2,918           $2,286      $1,951       $1,989
===========================================================================================================
Ratio of:
Reserve for loan losses to loans           1.60%           2.09%            1.66%       1.55%        1.53%
Reserve for loan losses to
  Nonperforming assets                    78.66%          58.47%           50.67%      49.82%       65.82%
- -----------------------------------------------------------------------------------------------------------

The provision for loan losses was $431,000 in the first quarter of 1995, down substantially from $785,000 in the fourth quarter of 1994, and slightly higher
than the $235,000 in the first quarter of 1994.   Net charge-offs were $990,000
for the first quarter of 1995, compared to $153,000 in the fourth quarter of 1994, and $493,000 in the first quarter of 1994. On an annualized basis, net charge-offs were 2.72% of average loans in the first quarter of 1995, compared to 0.45% of average loans in the fourth quarter of 1994, and 1.51% of average loans in the first quarter of 1994.

Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The reserve for loan losses was $2.4 million at March 31, 1995, compared with $2.9 million at December 31, 1994, and $2.0 million at March 31, 1994.

The ratio of the reserve for loan losses to total loans was 1.60% at March 31, 1995, compared with 2.09% at December 31, 1994, and 1.53% at March 31, 1994. The ratio of the reserve for loan losses to total nonperforming assets, including foreclosed real estate, was 78.66% at March 31, 1995, compared to 58.47% at December 31, 1994 and 65.82% at March 31, 1994.

NON-ACCRUING LOANS, RESTRUCTURED LOANS, ACCRUING LOANS PAST DUE 90 DAYS OR MORE AND FORECLOSED PROPERTIES

 -------------------------------------------------------------------------------------------------------------------
                                               March 31,    December 31,    September 30,    June 30,    March 31,
(in millions)                                      1995            1994             1994        1994         1994
- --------------------------------------------------------------------------------------------------------------------
Non-accruing loans                                $2,743          $3,244           $3,162      $3,694       $  705
Restructured loans                                    --              --               --          --           --
Accruing loans past due 90 days or more              256           1,371              762          10        1,662
- --------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                          2,999           4,615            3,924       3,704        2,367
OREO                                                   0             375              587         212          593
                                                  ------          ------           ------      ------       ------
Total nonperforming assets                        $2,999          $4,990           $4,511      $3,916       $2,960
====================================================================================================================
Total nonperforming loans to total assets           1.29%           2.24%            2.08%       1.84%        1.51%
====================================================================================================================

Total nonperforming assets were $3.0 million at March 31, 1995, compared with $5.0 million at December 31, 1994, and $3.0 million at March 31, 1994. Nonperforming loans, which includes non-accruing loans, restructured loans, and accruing loans which are past due 90 days or more, were $3.0 million at March 31, 1995, compared with $4.6 million at December 31, 1994, and $2.4 million at March 31, 1994.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $0.3 million at March 31, 1995, compared with $1.4 million at December 31, 1994, and $1.7 million at March 31, 1994. It is the Bank's policy to discontinue the accrual of interest when the ability of a borrower to repay principal or interest is in doubt, or when a loan is past due 90 days or more, except when, in management's judgment, the loan is well secured and in the process of collection.

At March 31, 1994 the Bank had no foreclosed properties, compared with $375,000 at December 31, 1994, and $593,000 at March 31, 1994. The decrease in foreclosed property reflects management's efforts to actively market and dispose of any properties so acquired.

The Bank has an active credit administration function which includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. Senior management, and an internal asset review committee actively review problem loans on a regular basis.

EFFECTS OF INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on industrial concerns, primarily because its assets and liabilities consist largely of monetary items. The most direct effect of inflation on a financial institution is fluctuation in interest rates. However, net interest income is affected by the spread between interest rates received on assets and those paid on interest bearing liabilities, rather than the absolute level of interest rates. Additionally, there may be some upward pressure on the Company's operating expenses, such as increases in occupancy expenses based on consumer price indices. In the opinion of management, inflation has not had material effect on the operating results of the Company.


                                     PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings

The Company has previously reported on pending litigation brought against the Bank by Sumitomo Bank ("Sumitomo"), as trustee for the California Dental Guild Mortgage Fund II. The complaint seeks monetary damages of $2.2 million. While no trial date is currently scheduled, discovery for this litigation is substantially complete, and the Bank and Sumitomo have recently been engaged in active settlement negotiations. There is no assurance that a settlement will be reached, and no assurance that if the matter goes to trial, what the outcome will be as litigation is subject to inherent uncertainties, especially in cases such as this where issues of trustee standards of care may be decided by a lay jury.

The Bank believes, based on advice of counsel, that it is probable that insurance coverage for this lawsuit is available to the Bank under both a $2 million director and officer liability policy, as well as a $1 million professional liability policy. The Bank has recently initiated litigation against the insurance carriers in pursuit of such coverage, and against the agent from whom the Bank obtained the policies.

If a settlement were to be reached, the Company cannot presently predict what the after tax cost of settlement will be, nor whether or to what extent any amount paid in settlement will be recovered under the insurance policies. The Company believes, however, based on the advice of its counsel, that an acceptable settlement can be negotiated which would be within the aggregate policy limits, and which should be substantially and perhaps completely recoverable under the insurance policies. The Company therefore believes that the Bank's litigation reserves, together with the insurance coverage, should be adequate to cover a settlement without causing a material adverse impact on the financial condition of the Bank. However, because of the advanced stage of the Sumitomo litigation relative to the insurance coverage litigation recently commenced by the Bank, a settlement of the former may be reached before resolution of the latter; consequently, the impact of any settlement on the Bank's financial statements may be greater at the outset than it actually will be once the insurance coverage issues are resolved.


ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

       27   Financial Data Schedule

(b) Reports on Form 8-K for the quarter covered by this report - None


                                 SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


CUPERTINO NATIONAL BANCORP
(REGISTRANT)


s/ STEVEN C. SMITH
- ---------------------------
   STEVEN C. SMITH
   EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER
   & ACTING CHIEF OPERATING OFFICER

DATE:    MAY 11, 1995