Form 10-Q
period 1995-06-30
CUPERTINO NATIONAL BANCORP
filed 1995-08-11
CIK 757790

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---  EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  AND EXCHANGE ACT OF 1934

     For the transition period from                   to                 .
                                    ------------------   ----------------

Commission file number 0-18015

                          CUPERTINO NATIONAL BANCORP
            (Exact name of registrant as specified in its charter)

                CALIFORNIA                                 33-0060898
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

20230 STEVENS CREEK BOULEVARD, CUPERTINO, CALIFORNIA,           95014
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

Outstanding shares of Common Stock, no par value, as of July 19, 1995:
1,602,100.

This report contains a total of 18 pages.

                                    1 of 18

                          CUPERTINO NATIONAL BANCORP

                                 INDEX

DESCRIPTION                                                          PAGE
PART I.        FINANCIAL INFORMATION

  ITEM 1.      CONSOLIDATED BALANCE SHEETS AS OF
               June 30, 1995 AND December 31, 1994................   3

               CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS AND SIX MONTHS ENDED
               June 30, 1995 AND 1994.............................   4

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED
               June 30, 1995 AND 1994.............................   5

               NOTES TO CONSOLIDATED
               FINANCIAL STATEMENTS...............................   6

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS................   7

PART II.       OTHER INFORMATION

  ITEM 1.      LEGAL PROCEEDINGS..................................  17

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  17

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...................  18

               SIGNATURES.........................................  18

                                    2 of 18

PART I.  FINANCIAL INFORMATION
CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Unaudited...Dollars in thousands)

                                                           June 30,       December 31,
                                                             1995             1994
- --------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $ 12,730          $  9,326
Federal funds sold                                            19,500            10,400
- --------------------------------------------------------------------------------------
    Cash and cash equivalents                                 32,230            19,726
Other short-term investments                                      --                --
Investment securities
 Held to maturity                                             55,362            59,573
 (Market value $55,631 at June 30, 1995;
 $57,257 at December 31, 1994)
 Available for sale                                            2,495               --
 (Cost 2,491 at June 30, 1995)
 Other securities                                                951               933
- --------------------------------------------------------------------------------------
 Total investment securities                                  58,808            60,506
Loans:
 Commercial                                                   79,100            81,695
 Real estate-construction                                     21,825            18,117
 Real estate-term                                             18,349            13,133
 Consumer and other                                           26,150            21,059
 Deferred loan fees and discounts                               (600)             (847)
- --------------------------------------------------------------------------------------
   Loans                                                     144,824           133,157
Allowance for credit losses                                   (2,454)           (2,918)
- --------------------------------------------------------------------------------------
   Loans, net                                                142,370           130,622
Loans held for sale                                               --             5,383
- --------------------------------------------------------------------------------------
   Total loans                                               142,370           135,622
Premises and equipment, net                                    1,539             1,434
Accrued interest receivable and other assets                   8,632             5,856
- --------------------------------------------------------------------------------------
TOTAL                                                       $243,579          $223,144
======================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand, noninterest-bearing                                $ 61,086          $ 53,880
 NOW                                                           9,230             8,331
 Money Market Demand Accounts                                 84,360            73,623
 Savings                                                       4,630             5,951
 Other time certificates                                      36,581            19,417
 Time certificates, $100 and over                             19,264            25,520
- --------------------------------------------------------------------------------------
   Total deposits                                            215,151           186,722
Short-term borrowings                                          8,654            17,256
Accrued interest payable and other liabilities                 2,152             1,129
- --------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            225,957           205,107

Shareholders' equity:
 Preferred stock, no par value:
    4,000,000 shares authorized; none issued                      --                --
 Common stock, no par value:  6,000,000 shares
    authorized; shares outstanding: 1,599,928 at
    June 30, 1995 and 1,557,008 at December 31, 1994          15,190            14,901
  Retained earnings                                            2,432             3,136
- --------------------------------------------------------------------------------------
Total shareholders' equity                                    17,622            18,037
- --------------------------------------------------------------------------------------
TOTAL                                                       $243,579          $223,144
======================================================================================

See notes to consolidated financial statements

                                    3 of 18

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited...dollars in thousands, except per share data)

                                                      Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                      ---------------------     ----------------------
                                                        1995      1994            1995        1994
- ------------------------------------------------------------------------------------------------------
Interest income:
 Interest on loans                                    $  4,021    $  2,920      $7,820        $  5,863
 Interest on investment securities:
   Taxable                                                 920         399       1,837             734
   Non-taxable                                              18          28          36              56
- ------------------------------------------------------------------------------------------------------
     Total Investment securities                           938         427       1,873             790
 Other interest income                                     108          80         137             113
- ------------------------------------------------------------------------------------------------------
      Total interest income                              5,067       3,427       9,830           6,766
Interest expense:
 Interest on deposits                                    1,625         840       2,991           1,566
 Other interest expense                                    288          13         655              48
- ------------------------------------------------------------------------------------------------------
   Total interest expense                                1,913         853       3,646           1,614
- ------------------------------------------------------------------------------------------------------
     Net interest income                                 3,154       2,574       6,184           5,152
Provision for loan losses                                   85         150         516             385
- ------------------------------------------------------------------------------------------------------
 Net interest income after provision
   for loan losses                                       3,069       2,424       5,668           4,767

Other income:
 Gain on sale of mortgage loans                             51         128         137             553
 Other loan fees                                            29          25          48             160
 Trust Fees                                                135         142         291             284
 Gain on sale of SBA loans                                  45          79         150             190
 Depositor service fees                                     67          65         138             134
 Other                                                      80          75         137             150
- ------------------------------------------------------------------------------------------------------
   Total other income                                      407         514         901           1,471
Operating expenses:
 Compensation and benefits                               1,600       1,537       3,236           3,057
 Occupancy and equipment                                   392         349         788             668
 Legal settlement & costs                                1,700          --       1,700              --
 Professional services                                     230         104         435             245
 FDIC insurance and regulatory assessments                 135         115         260             231
 Client services                                            91          95         179             202
 Other real estate, net                                     (7)         (1)         34              33
 Other                                                     459         367         896             726
- ------------------------------------------------------------------------------------------------------
   Total operating expenses                              4,600       2,566       7,528           5,162
- ------------------------------------------------------------------------------------------------------
Income before income tax expense                        (1,124)        372        (959)          1,076
 Income tax (benefit) expense                             (470)        126        (411)            380
- ------------------------------------------------------------------------------------------------------
Net (loss) income                                     $   (654)   $    246      $ (548)       $    696
- ------------------------------------------------------------------------------------------------------
Net (loss) income per common and
    common equivalent share                              $(.39)       $.15       $(.33)           $.43
- ------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                                    4 of 18

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited...dollars in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                             ----------------------------
                                                                1995             1994
- -----------------------------------------------------------------------------------------
CASH FLOWS-OPERATING ACTIVITIES:
  Net income                                                $   (548)           $    696
  Reconciliation of net income to net
    cash from operations:
      Provision for credit losses                                516                 385
      Depreciation and amortization                              293                 266
      Accrued interest receivable and other assets              (894)                122
      Accrued interest, expenses and other liabilities         1,023                 243
      Net change in deferred loan fees                          (247)                 63
      Proceeds from sales of loans held for sale              16,364              66,339
      Origination of loans held for resale                   (10,981)            (61,951)
      Other real estate owned, net                                17                  25
- -----------------------------------------------------------------------------------------
Operating cash flows, net                                      5,543               6,188

CASH FLOWS - INVESTING ACTIVITIES:
   Maturities of investment securities
      Held-to-maturity                                         6,237               5,649
      Available-for-sale                                          --                  --
   Purchase of investment securities
      Held-to-maturity                                        (2,045)            (20,972)
      Available-for-sale                                      (2,495)                 --
   Net change in loans                                       (12,400)              2,850
   Sale of other real estate owned                               358                 381
   Purchase of life insurance policies                        (2,257)                 --
   Purchase of premises and equipment                           (397)               (257)
   Other net                                                       5                  45
- -----------------------------------------------------------------------------------------
Investing cash flows, net                                    (12,994)            (12,304)

CASH FLOWS - FINANCING ACTIVITIES:
  Non-interest bearing deposits, net                           7,206              (1,975)
  Interest bearing deposits, net                              21,223              14,177
  Short-term borrowings, net                                  (8,603)              6,090
  Stock issued to employees                                      289                 361
  Cash dividends                                                (160)                 (3)
- -----------------------------------------------------------------------------------------
Financing cash flows, net                                     19,955              18,650
- -----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     12,504              12,534
Cash and cash equivalents at beginning of period              19,726              14,350
- -----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 32,230            $ 26,884
=========================================================================================

See notes to consolidated financial statements

                                    5 of 18

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements include the accounts of Cupertino National Bancorp ("CUNB" or the "Company") and its subsidiary, Cupertino National Bank & Trust (the "Bank"). These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of CUNB's financial position and the results of its operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. The results for the three months ended June 30, 1995 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 1995. These financial statements should be read in conjunction with the financial statements for 1994 included in the Annual Report to Shareholders for 1994.

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

 Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans. At June 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $2.4 million, with a corresponding valuation allowance of $547,000. For the quarter and six months ended June 30, 1995, the average recorded investment in impaired loans was approximately $2.5 million and $2.9 million, respectively. The Company did not recognize interest on impaired loans during the second quarter or the six months ended June 30, 1995.

3.  SHARE AND PER SHARE AMOUNTS

Earnings per common and common equivalent share are calculated based upon the weighted average number of shares outstanding during the period, plus equivalent shares representing the effect of dilutive stock options. The number of shares used to compute earnings per share were 1,687,100 and 1,640,000 for the three months ended June 30, 1995 and 1994, respectively and 1,674,000 and 1,628,600 for the six months ended June 30, 1995 and 1994, respectively.

4.  CONTINGENCIES

In July 1995, the Company settled a lawsuit for $1,020,000 (net of tax) brought against the Bank by the successor trustee of California Dental Guild Mortgage Fund II. The Company believes that it is highly probable that insurance coverage for a significant portion of this settlement is available under its director and officer's liability policy and a professional liability insurance policy, as well as and the errors and omissions policy of the insurance agent which sold the Company these policies. The Company's insurance company has denied the Company's claim for coverage under these policies, and the Company has initiated litigation against the insurance company as well as the agent from whom the Company obtained such policies. However, due to the uncertainty associated with recovery under its claims, the Company has reflected the $1,020,000 expense (net of tax) of the legal settlement in second quarter 1995 earnings.

                                    6 of 18

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CUNB reported a net loss for the second quarter of 1995 of $(654,000), or $(.39) per common and common equivalent share, compared to net income of $246,000, or $.15 per common and common equivalent share, reported in the second quarter of last year. The net loss in the recent quarter was largely due to the settlement of litigation that was pending against CUNB, as discussed below. Return on average assets annualized for the second quarters of 1995 and 1994 were (1.14%) and .53%, respectively, while return on average common equity annualized was (14.26%) for the second quarter of 1995, compared with 5.70% for the second quarter of 1994.

The earnings for the second quarter of 1995 were adversely effected by an accrual of $1,020,000 (net of tax) for the settlement of trust department litigation with Sumitomo Bank, which was acting as successor trustee for the California Dental Guild Mortgage Fund II. The Company believes, based on the advice of counsel, that it is highly probable that insurance coverage for a significant portion of the settlement amount is available under its director and officer insurance policy and its professional liability insurance policy, as well as the errors and omissions policy of its insurance agent. The Company's insurance company has denied the Company's claim for coverage under these policies, and the Company has initiated litigation against the insurance companies who issued the policies as well as the agent from whom the Company obtained such policies. For a more complete discussion see Part II Item 1 - Legal Proceedings. Excluding this charge, second quarter 1995 earnings would have been $366,000, with a return on average assets and return on average shareholder's equity of .64% and 7.98%, respectively.

For the six months ended June 30, 1995, the Company posted a net loss of $(548,000) or $(.33) per common and equivalent share, compared to net income of $696,000 or $.43 per common and equivalent share for the same period in 1994. The annualized return on average assets and return on average equity for the first six months of 1995 were (0.49%) and (5.98%), respectively, compared to 0.75% and 8.28% for the comparable period in 1994. Net income of $106,000 for the first quarter of 1995 included approximately $275,000 in non-recurring expenses (net of tax) related to the closing of the Bank's mortgage operations, the costs incurred related to canceled merger discussions, and severance payments to a former executive officer. Excluding the legal settlement charge and related costs, as well as the non-recurring charges from the first quarter, the net income for the six months ended June 30, 1995 would have been $747,000, with an adjusted return on average assets and return on average shareholder's equity of 0.66% and 8.15%, respectively.

Non-performing assets (including nonaccrual loans, loans 90 days past due and OREO) totaled $3.6 million at June 30, 1995, a decrease of $1.4 million from December 31, 1994, and a decrease of $0.3 million from June 30, 1994. The ratio of non-performing assets to loans plus foreclosed properties was 2.48% at June 30, 1995, down from 3.60% at December 31, 1994 and 3.11% at June 30, 1995. The
Bank's portfolio of classified assets declined to $8.7 million, or 3.57% of total assets, at June 30, 1995, from $13.1 million or 5.86% of total assets at December 31, 1994 and $10.3 million or 4.88% of total assets at June 30, 1994.

The reserve for loan losses was $2.5 million at June 30, 1995, compared with $2.9 million at December 31, 1994 and $2.0 million at June 30, 1994. The provision for loan losses was $85,000 for the second quarter of 1995, a substantial decrease from the $431,000 recorded in the first quarter of 1995, and $150,000 recorded in the second quarter of 1994. The reduced provision for the second quarter was reflective of improved credit quality, as the Company experienced net recoveries of $10,000 versus net charge-offs of $990,000 in the first quarter (primarily related to a $614,000 charge-off on an unsecured loan). For the first six months of 1995, the provision for loan losses was $516,000, an increase of $131,000 over the first half of 1994. Net charge-offs were $980,000 for the first six months of 1995, compared to $681,000 for the first half of 1994. The ratio of the reserve for loan losses to

                                    7 of 18
non-performing assets was 68.3% at June 30, 1995 compared with 58.5% at December 31, 1994 and 49.8% at June 30, 1994.

Shareholders' equity decreased $733,000 to $17.6 million, or 7.23% of assets, at June 30, 1995 from $18.0 million or 8.08% of assets at December 31, 1994. The decline in the ratio was due to the growth in assets in the fist six months of 1995, coupled with the reduction in equity due primarily to the legal settlement charge recorded in the second quarter of 1995, and a dividend payment made to shareholders during the quarter.

CUNB's Tier 1 and Total Risk-based capital ratios were 9.6% and 10.9% at June 30, 1995, respectively, compared with 10.8% and 12.1% at December 31, 1994, respectively. The Leverage ratio declined to 7.6% at June 30, 1995 from 8.4% at December 31, 1995. These declines reflect the growth in assets in combination with the legal settlement charge and dividend payment during the second quarter of 1995. At June 30, 1995, CUNB's Risk-based capital and Leverage ratios, as well as those of the Bank, exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations. The Company will seek to maintain its well capitalized position to ensure flexibility in its operations.

CUNB's common stock closed at $9.375 per share on June 30, 1995, representing 85% of the $11.02 book value per common share, compared with $9.00 per share and 78% of the $11.57 book value per common share at March 31, 1995.

NET INTEREST INCOME
The following are the Company's average balance sheet, net interest income and interest rates for the periods presented:

                                      Three Months Ended                   Three Months Ended                Three Months Ended
                                        June 30, 1995                        March 31, 1995                    June 30, 1994
                                -----------------------------      --------------------------------    -----------------------------
                                                       Avg.                                  Avg.                            Avg.
                                Avg.                  Yield/       Avg.                     Yield/      Avg.                 Yield/
($ in 000's)                    Bal.       Int.        Rate        Bal.        Int.         Rate        Bal.       Int.      Rate
- ------------------------------------------------------------------------------------------------------------------------------------

Interest earning assets:
  Loans (2) (4)                 $145,249   $  4,021       11.07%   $141,558    $  3,799      10.73%     $125,566    $2,925     9.32%

  Investment securities,
   short term investments
   and cash equivalents           67,948      1,046        6.16%     63,092         964       6.11%       45,359       502     4.43%

- ------------------------------------------------------------------------------------------------------------------------------------

     Total interest-earning
      assets (3b)                213,197      5,067        9.51%    204,650       4,763       9.31%      170,926     3,427     8.02%

Noninterest-earning assets        17,068                             13,452                               16,046        --
- ------------------------------------------------------------------------------------------------------------------------------------

  Total assets                  $230,265                           $218,102                             $186,972     3,427
====================================================================================================================================

Interest bearing liabilities:
 Deposits:
  NOW and MMDA                  $ 88,998   $    903        4.06%   $ 80,473    $    775       3.85%     $ 73,393    $  489    2.67%
  Savings deposits                 4,759         42        3.51%      5,741          48       3.34%        6,074        37    2.45%
  Time deposits                   49,188        680        5.53%     42,234         543       5.14%       36,807       314    3.41%
- ------------------------------------------------------------------------------------------------------------------------------------

   Total interest bearing
    deposits                     142,945      1,625        4.55%    128,448       1,366       4.25%      116,274       840    2.89%
 Borrowings                       18,414        288        6.26%     24,486         367       6.00%        1,155        13    4.36%
- ------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing
    liabilities                  161,359      1,913        4.74%    152,934       1,733       4.53%      117,429       853    2.91%
- ------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits      49,365                             46,060                               52,562
Other noninterest-bearing
 liabilities                       1,202                                773                                   50
- ------------------------------------------------------------------------------------------------------------------------------------

Total noninterest-bearing
 liabilities                      50,567                             46,833                               52,612
Shareholders' equity              18,339                             18,335                               16,931
- ------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and
 shareholders' equity           $230,265                           $218,102                             $186,972
                                ========                           ========                             ========
Net interest income;
 interest rate spread (3a)                   $  3,154      4.76%               $  3,031       4.78%                 $2,574    5.11%
                                             ========                          ========                             ======
Net margin                      $ 51,838                   5.93%   $ 51,716                   6.01%     $ 54,120              6.04%
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

4) Loan fees totaling $209, $186, and $211 are included in loan interest income for the periods ended June 30, 1995, March 31, 1995 and June 30, 1994, respectively.

                                    8 of 18

                                   Three months ended June 30, 1995        Three months ended June 30, 1995
                                     compared with March 31, 1995            compared with June 30, 1994
                                       favorable (unfavorable)                  favorable (unfavorable)

(Dollars in thousands)                 Volume     Rate      Net             Volume        Rate        Net
- ------------------------------------------------------------------------------------------------------------
Interest income on loans                $ 102    $ 120    $ 222             $ 544        $ 552       $ 1,096
Interest on investment
 securities, short-term
 investments and cash equivalents          75        7       82                348         196           544
- ------------------------------------------------------------------------------------------------------------
                                          177      127      304                892         748         1,640
Interest expense on deposits
  NOW and MMDA                            (86)     (42)    (128)              (158)       (256)         (414)
  Savings deposits                          8       (2)       6                 11         (16)           (5)
  Time Deposits                           (96)     (42)    (138)              (171)       (195)         (366)
- ------------------------------------------------------------------------------------------------------------
                                         (174)     (86)    (260)              (318)       (467)         (785)
Interest expense on borrowings             95      (16)     (79)              (270)         (5)         (275)
                                        -----    -----    -----              -----       -----       -------
                                          (79)    (102)    (181)              (588)       (472)       (1,060)
- ------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                        $  98    $  25    $ 123              $ 304       $ 276       $   580
                                        =====    =====    =====              =====       =====       =======

(1) In the analysis, the change due to the volume rate variance has been allocated to volume

CUNB's net interest income for the second quarter of 1995 was $3.2 million, a $123,000 increase over the first quarter of 1995. When compared to the first quarter of 1995, average earning assets increased by $8.5 million, while the net yield on earning assets decreased slightly from 6.01% in the first quarter of 1995 to 5.93% in the second quarter of 1995. This was mainly due to a rising interest rate environment and increased competition for loans and deposits, which resulted in higher rates being paid on deposit accounts, and more competitive loan rates offered to our loan clients. The average yield on loans for the second quarter of 1995 was also affected to some extent by non-accruing loans, and lower accrued loan fees. It is anticipated that the pressure on loan rates may continue in 1995. However, with the temporary decline of interest rates implemented by the Federal Reserve, the pressure on deposit rates may be reduced.

Compared to the second quarter of 1994, average earning assets during the second quarter of 1995 increased by $42.3 million. This was due to an increase in the investment securities portfolio undertaken in 1994, when loan demand was relatively flat, coupled with increased loan demand in the latter part of 1994 and the first half of 1995. Average loans in the second quarter of 1995 increased by $19.6 million (15%) over the second quarter of 1994. The Company's mix of funding sources shifted toward higher cost short term borrowings in the latter half of 1994 to finance the increased investment in the securities portfolio. This increased net interest income but reduced the net interest spread and margin.

                                    9 of 18

The following are the Company's average balance sheet, net interest income and interest rates for the periods presented:

                                                       Six Months Ended                          Six Months Ended
                                                         June 30, 1995                            June 30, 1994
                                                --------------------------------          ----------------------------
                                                                         Avg.                                   Avg.
                                                Avg.                     Yield/           Avg.                  Yield/
($ in 000's)                                    Bal.          Int.       Rate             Bal.         Int.     Rate
- ----------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (2) (4)                                   $143,414   $7,820       10.91%           $128,033    $5,868   9.17%
  Investment securities, short term
     investments and cash equivalents               65,533    2,010        6.13%             41,739       898   4.30%
- ----------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets (3b)           208,947    9,830        9.41%            169,772     6,766   7.97%
Noninterest-earning assets                          15,270       --                          16,796        --
- ----------------------------------------------------------------------------------------------------------------------
  Total assets                                    $224,217   $9,830                        $186,568     6,766
======================================================================================================================
Interest bearing liabilities:

 Deposits:
  NOW and MMDA                                    $ 84,665   $1,678        3.96%           $ 69,726    $  894   2.56%
  Savings deposits                                   5,247       90        3.42%              6,062        70   2.32%
  Time deposits                                     45,731    1,223        5.35%             36,913       602   3.26%
- ----------------------------------------------------------------------------------------------------------------------
    Total interest bearing deposits                135,643    2,991        4.41%            112,701     1,566   2.78%
 Borrowings                                         21,433      655        6.11%              2,316        48   4.11%
- ----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities             157,076    3,646        4.64%            115,017     1,614   2.81%
- ----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                        47,722                                   54,301
Other noninterest-bearing liabilities                1,082                                      438
- ----------------------------------------------------------------------------------------------------------------------
Total noninterest-bearing liabilities               48,804                                   54,739
Shareholders' equity                                18,339                                   16,813
- ----------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                             $224,217                                 $186,568
                                                  ========                                 ========
Net interest income; interest rate spread (3a)              $6,184       4.77%                         $5,152   5.16%
                                                            ======                                     ======
Net margin                                        $ 51,871               5.97%             $ 54,755             6.12%
=====================================================================================================================

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

4) Loan fees totaling $395 and $441 are included in loan interest income for the periods ended June 30, 1995, and June 30, 1994, respectively.


                                               Six months ended June 30, 1995
                                                compared with June 30, 1994
                                                  favorable (unfavorable)

(Dollars in thousands)                            Volume     Rate      Net
- ----------------------------------------------------------------------------
Interest income on loans                         $ 1,395    $ 557    $ 1,952
Interest on investment
 securities, short-term
 investments and cash equivalents                    921      191      1,112
- ----------------------------------------------------------------------------
                                                   2,316      748      3,064
Interest expense on deposits
  NOW and MMDA                                      (540)    (244)      (784)
  Savings deposits                                     2      (17)       (19)
  Time Deposits                                     (428)    (193)      (621)
- ----------------------------------------------------------------------------
                                                    (970)    (454)    (1,424)
Interest expense on borrowings                      (595)     (12)      (607)
                                                 -------    -----    -------
                                                  (1,565)    (466)    (2,031)
- ----------------------------------------------------------------------------
Increase (decrease) in net
 interest income                                 $   726    $ 305    $ 1,033
                                                 =======    =====    =======

(1) In the analysis, the change due to the volume rate variance has been allocated to volume

                                    10 of 18

For the six month period ended June 30, 1995, the company experienced an increase in net interest income of $1.0 million when compared to the comparable period of 1994. This increase was mainly due to the increased volume in the lending and securities portfolios, and higher interest rates received on these assets, partly offset by higher interest expense rates on increased volumes of deposits and other short term borrowings. For the six months ended June 30, 1995, the Company's net interest margin of 5.97% reflected a decline from 6.12% for the same period in 1994. This again was due to the shift in the Company's asset and liability mix as discussed above, as well as increased competition for deposits and loans.

The trend of interest rates in the economy has reversed, and it appears that interest rates will level off or possibly decline slightly for the remainder of 1995, as the Federal Reserve attempts to control inflation, but achieve a "soft landing." If the interest rates remain relatively flat, the Bank's net interest margin should remain relatively stable.

The Company provides client services to several of its non-interest bearing demand deposit customers. The amount of credit available to clients is based on a calculation of their average non-interest bearing deposit balance, adjusted for float and reserves, multiplied by an earnings credit rate, generally the 90-day T-Bill rate. The credit can be utilized to pay for services including messenger service, account reconciliation and other similar services. If the cost of the services provided exceeds the available credit, the customer is charged for the difference.

The impact of this expense on the Company's net interest spread and net yield on interest earning assets was as follows:

                                            Three Months Ended      Six Months Ended
                                           --------------------   --------------------
                                           June 30,   June 30,    June 30,    June 30,
                                             1995       1994        1995        1994
- --------------------------------------------------------------------------------------
Non-interest bearing demand deposits       $49,365     $52,562     $47,722     $54,301
Client Service expense                          91          95         161         202
Client Service cost annualized                 .74%        .72%        .67%        .74%

Impact on Net Yield
- -------------------
Net yield on interest earning assets          5.93%       6.04%       5.97%       6.12%
Impact of client services                     (.17)       (.16)       (.16)       (.24)
                                              ----     -------     -------     -------
Adjusted net yield (1)                        5.76%       5.88%       5.81%       5.88%
                                              ====     =======     =======     =======

(1) Non-interest bearing liabilities are included in cost of funds calculation to determine adjusted spread.

The negative impact on the net yield on interest earning assets is caused by off-setting net interest income by the cost of client service expenses, which reduces the yield on interest earning assets. The cost for client service expense has been relatively stable, and reflects the Company's efforts in the management of client service expense.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at intervals of (1) one day or immediate, (2) two days to six months,
(3) seven to twelve months, (4) one to three years, (5) three to five years, (6)
over five years and (7) on a cumulative basis.   Allocations of assets and
liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics. The

                                    11 of 18
differences between the volumes of assets and liabilities are known as "sensitivity gaps." The following table shows interest sensitivity gaps for different intervals at June 30, 1995:

                          INTEREST SENSITIVITY REPORT

CUPERTINO NATIONAL BANK & TRUST                                       Repricing  Periods
=================================================================================================================================
                                                              Greater    Greater
       (Dollars in thousands)                                   than      than     Greater      Total        Total
                              Day        Months      Months    1 Year    3 Years    than         Rate       Non-Rate
                              One          1-6        7-12    to 3 Yrs   to 5 Yrs  5 Years     Sensitive    Sensitive       Total
=================================================================================================================================
Assets:
Cash & due from Banks      $     --    $     --    $    --    $    --    $    --    $    --     $     --     $ 12,730    $ 12,730
Short term investments       19,500          --         --         --         --         --       19,500           --      19,500
Investment securities            --      10,459      8,446      9,999      6,606     22,343       57,853          951      58,804
Loans                       123,800       1,407      2,361      6,046      3,338      4,839      141,791        3,432     145,223
Other assets                     --          --         --         --         --         --           --       (3,054)     (3,054)
Loan loss & unearned fees        --          --         --         --         --         --           --       10,645      10,645
- ---------------------------------------------------------------------------------------------------------------------------------
Total assets                143,300      11,866     10,807     16,045      9,944     27,182      219,144       24,704     243,848
=================================================================================================================================
Liabilities & equity:
Deposits
  Demand                         --          --         --         --         --         --           --       61,752          --
  NOW, MMDA, and Savings     98,849          --         --         --         --         --       98,849           --      98,849
   Time deposits                         41,411      8,879      5,273         25        123       55,711           --      55,711
Other borrowed funds          8,654          --         --         --         --         --        8,654           --       8,654
Other liabilities                --          --         --         --         --         --           --        2,150       2,150
Shareholder's equity             --          --         --         --         --         --           --       16,732      16,732
- ---------------------------------------------------------------------------------------------------------------------------------
Total Liability & Equity    107,503      41,411      8,879      5,273         25        123      163,214       80,634    $243,848
=================================================================================================================================
Total asset GAP
GAP                        $ 35,797    $(29,545)   $ 1,928    $10,772    $ 9,919    $27,059     $ 55,930     $(55,930)         --
Cumulative GAP             $ 35,797    $  6,252    $ 8,180    $18,952    $28,871    $55,930     $ 55,930     $      0          --
Cumulative GAP/Total
  assets                      14.68%       2.56%      3.35%      7.77%     11.84%     22.94%       22.94%           0%         --

The management of interest rate sensitivity, or interest rate risk management, is a function of the repricing characteristics of the Bank's portfolio of assets
and liabilities.   These repricing characteristics are subject to changes in
interest rates either as replacement, repricing or maturity during the life of
the instruments.   Interest rate risk management focuses on the maturity
structure of assets and liabilities and their repricing characteristics during
periods of changes in market interest rates.   Effective interest rate risk
management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby reducing the effect of interest rate movements on net interest income.

Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate
sensitivity.   In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting
net interest income.   This characteristic is referred to as a "basis risk" and,
generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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

                                    12 of 18


NON-INTEREST INCOME                                        Quarter Ended
- --------------------------------------------------------------------------------------------------
                                    June 30,   March 31,   December 31,   September 30,   June 30,
(in thousands)                        1995       1995          1994            1994        1994
- --------------------------------------------------------------------------------------------------
Gain on sale of mortgage loans         $  51       $  85          $ 218            $ 222     $ 128
Loan fees                                 22          20             78               39        25
Trust fees                               135         156            146              163       142
Gain on sale of SBA loans                 45         105            343              151        79
Depositor service fees                    67          71             64               69        65
Other                                     87          56             59               57        75
- --------------------------------------------------------------------------------------------------
Total other income                     $ 407       $ 493          $ 908            $ 701     $ 514
- --------------------------------------------------------------------------------------------------

Non-interest income was $404,000 for the second quarter of 1995, a decrease of $89,000 from the first quarter of 1995, and a decrease of $110,000 from the
second quarter of 1994.   Relative to the first quarter of 1995, most of the
decline was due to $60,000 decrease in gain on sale of SBA loans and a $34,000 decrease in gain on sale of mortgage loans. The decline in the SBA category was due to the generally cyclical nature of this business, while the decline in mortgage revenue was due to the closure of the Company's wholesale mortgage business unit at the end of the first quarter of 1995.

NON-INTEREST EXPENSE                                          Quarter Ended
- -----------------------------------------------------------------------------------------------------
                                     June 30,    March 31,   December 31,   September 30,    June 30,
(in thousands)                         1995        1995          1994            1994          1994
- -----------------------------------------------------------------------------------------------------
Compensation and benefits              $1,600       $1,635         $1,270           $1,397     $1,537
Occupancy and equipment                   392          396            372              362        349
Professionals services                    230          204            307              109        104
Legal settlement and costs              1,700           --            250               --         --
FDIC insurance and assessments            135          125            127              127        115
Supplies, telephone and postage           108          128            119              110        120
Data processing                            30           33             29               32         30
Client services                            91           70             86               86         95
Other real estate, net                     (7)          41              7                9         (1)
Other                                     321          295            208              276        217
- -----------------------------------------------------------------------------------------------------
Total operating expenses               $4,600       $2,927         $2,775           $2,508     $2,566
                                       ======       ======         ======           ======     ======

Non-interest expenses were $4.6 million for the second quarter of 1995, an increase of $1.67 million from the first quarter of 1995, and $2.0 million from
the second quarter of 1994.   Most of the increase is due to the $1.9 million
legal settlement related to the Sumitomo litigation (see Part II Item 1 - Legal Proceedings), $1.7 million of which was expensed in the second quarter of 1995.

Compensation and benefits expense decreased $35,000 versus the first quarter of 1995, but increased by $63,000 from the comparable quarter of 1994. The decrease during the second quarter of 1995 was due to the closure of the wholesale mortgage business unit. The increase of other expense to $318,000 in the second quarter from $277,000 in the first quarter was largely due to an increase in marketing and advertising expense of $34,000.

INCOME TAXES

The provision for income taxes for the second quarter of 1995 was a credit of $470,000, compared with an expense of $126,000 for the same quarter a year ago. The difference was primarily due to the operating loss experienced by the Company in the second quarter of 1995, due to the settlement of litigation with Sumitomo. CUNB did not require a valuation allowance related to its deferred tax asset.

                                    13 of 18

FINANCIAL CONDITION
CAPITAL RATIOS
The Company's and the Bank's risk-based capital and leverage ratios were as follows:

- -------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                       June 30,    March 31,    December 31,    September 30,    June 30,
(in thousands)                         1995         1995          1994             1994          1994
- -------------------------------------------------------------------------------------------------------
CONSOLIDATED COMPANY
- --------------------
GAAP EQUITY RATIO:
 GAAP equity                         $ 17,622     $ 18,355        $ 18,037         $ 17,872    $ 17,406
 Total assets                         243,579      233,261         223,144          216,318     212,296
 Equity to assets ratio                  7.23%        7.87%           8.08%            8.26%       8.20%
LEVERAGE RATIO:
 GAAP equity                         $ 17,622     $ 18,355        $ 18,037         $ 17,872    $ 17,406
 Average quarterly assets             230,265      223,093         214,889          206,467     185,988
 Leverage capital ratio                  7.65%        8.23%           8.39%            8.66%       9.36%
 Minimum requirement                     3.00%        3.00%           3.00%            3.00%       3.00%
 Well capitalized requirement            5.00%        5.00%           5.00%            5.00%       5.00%
RISK-BASED CAPITAL RATIOS:
 Tier I capital                      $ 17,622     $ 18,355        $ 18,037         $ 17,872    $ 17,406
 Tier II capital allowed                2,288        2,268           2,082            2,086       1,951
- -------------------------------------------------------------------------------------------------------
Total risk-based capital             $ 19,910     $ 20,623        $ 20,119         $ 19,958    $ 19,357
=======================================================================================================
RISK-BASED ASSETS                     183,000      181,474         166,592          166,889     161,590
TIER I RISK-BASED CAPITAL RATIO          9.63%       10.11%          10.83%           10.71%      10.77%
 Minimum requirement                     4.00%        4.00%           4.00%            4.00%       4.00%
 Well capitalized requirement            6.00%        6.00%           6.00%            6.00%       6.00%
TOTAL RISK-BASED CAPITAL RATIO          10.88%       11.36%          12.08%           11.96%      11.98%
 Minimum requirement                     8.00%        8.00%           8.00%            8.00%       8.00%
 Well capitalized requirement           10.00%       10.00%          10.00%           10.00%      10.00%
=======================================================================================================
BANK ONLY
- ---------
GAAP EQUITY RATIO:
 GAAP equity                         $ 16,732     $ 16,962        $ 16,851         $ 16,624    $ 16,168
 Total assets                         243,579      233,205         222,839          216,312     212,276
 Equity to assets ratio                  6.87%        7.27%           7.56%            7.69%       7.62%
LEVERAGE RATIO:
 GAAP equity                         $ 16,732     $ 16,962        $ 16,851         $ 16,624    $ 16,168
 Regulatory Accounting
 Adjustment                               (30)         (65)            (65)             (57)        (48)
- -------------------------------------------------------------------------------------------------------
 Regulatory Equity                   $ 16,702     $ 16,897        $ 16,786         $ 16,567    $ 16,120
- -------------------------------------------------------------------------------------------------------
 Average quarterly assets            $230,109     $222,901        $214,785         $206,367    $185,888
 Leverage capital ratio                  7.26%        7.58%           7.82%            8.03%       8.67%
 Minimum requirement                     3.00%        3.00%           3.00%            3.00%       3.00%
 Well capitalized requirement            5.00%        5.00%           5.00%            5.00%       5.00%
RISK-BASED CAPITAL RATIOS:
 Tier I capital                      $ 16,732     $ 16,897        $ 16,786         $ 16,567    $ 16,120
 Tier II capital                        2,285        2,268           2,079            2,084       1,951
- -------------------------------------------------------------------------------------------------------
Total risk-based capital             $ 19,017     $ 19,165        $ 18,865         $ 18,651    $ 18,071
- -------------------------------------------------------------------------------------------------------
RISK-BASED ASSETS                    $182,837     $181,417        $166,288         $166,691    $161,571
TIER I RISK-BASED CAPITAL RATIO          9.15%        9.31%          10.09%           10.01%      10.02%
 Minimum requirement                     4.00%        4.00%           4.00%            4.00%       4.00%
 Well capitalized requirement            6.00%        6.00%           6.00%            6.00%       6.00%
TOTAL RISK-BASED CAPITAL RATIO          10.40%       10.56%          11.34%           11.19%      11.18%
 Minimum requirement                     8.00%        8.00%           8.00%            8.00%       8.00%
 Well capitalized requirement           10.00%       10.00%          10.00%           10.00%      10.00%
=======================================================================================================

                                    14 of 18

CUNB's Tier 1 and Total Risk-based capital ratios were 9.63% and 10.88% at June 30, 1995, respectively, compared with 10.83% and 12.08%, respectively, at
December 31, 1994, and 10.77% and 11.98%, respectively, at June 30, 1994.   The
leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.65% at June 30, 1995, compared to 8.39% at December 31, 1994 and 9.36% at June 30, 1994. To be considered well capitalized as defined under the regulatory framework for prompt corrective action, an institution must have a risk-based Tier 1 capital ratio of 6.0% or greater, a risk-based total capital ratio of 10% or greater and a leverage ratio of 5.0% or greater. CUNB's risk-based capital and leverage ratios have exceeded the ratios for a well capitalized financial institution for all periods presented above.

The Bank's Tier 1 and Total Risk-based capital ratios were 9.15% and 10.40%, respectively, at June 30, 1995, compared with 10.09% and 11.34%, respectively, at December 31, 1994, and 10.02% and 11.18%, respectively, at June 30, 1994. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.26% at June 30, 1995, compared to 7.82% at December 31, 1994 and 8.67% at June 30, 1994. To be considered well capitalized as defined under the regulatory framework for prompt corrective action, an institution must have a risk-based Tier 1 capital ratio of 6.0% or greater, a risk-based total capital ratio of 10% or greater and a leverage ratio of 5.0% or greater. The Bank's risk-based capital and leverage ratios have exceeded the ratios for a well capitalized financial institution for all periods presented above.

The Company and the Bank seek to maintain capital ratios at levels that will maintain their status as a well capitalized financial institution. During the second quarter of 1995, the holding company made an additional investment of $425,000 in common equity of the Bank.

LIQUIDITY

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss, and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of the Bank's clients who either want to withdraw funds or require funds to meet their credit needs. Through an Asset Liability Management Committee, the Bank actively monitors its commitments to fund loans, as well as the composition and maturity schedule of its loan and deposit portfolios. To manage its liquidity, the Bank maintains $20 million in inter-bank Fed Fund purchase lines, as well as $100 million in institutional deposit or brokered deposit lines, and $60 million in reverse repurchase lines.

PROVISION AND RESERVE FOR LOAN LOSSES

The following schedule details the activity in the Bank's reserve for loan losses and related ratios for each of the last five quarters:

                                                               Quarter ended
- ---------------------------------------------------------------------------------------------------------
                                      June 30,    March 31,     December 31,    September 30,    June 30,
(in millions)                           1995         1995           1994             1994          1994
- ---------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  beginning of period                   $2,359      $ 2,918           $2,286           $1,951      $1,989
Provision charged to operations             85          431              785              450         150
Loans charged off                           (4)      (1,001)            (153)            (123)       (191)
Loan recoveries                             14           11               --                8           3
- ---------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  end of period                         $2,454      $ 2,359           $2,918           $2,286      $1,951
=========================================================================================================
Ratio of:
Reserve for loan losses to loans          1.70%        1.60%            2.09%            1.66%       1.55%
Reserve for loan losses to
  Nonperforming assets                   68.33%       78.66%           58.47%           50.67%      49.82%
- ---------------------------------------------------------------------------------------------------------

The provision for loan losses was $85,000 in the second quarter of 1995, down substantially from $431,000 in the first quarter of 1995, and the $150,000 in the second quarter of 1994. The second quarter of 1995 included net

                                    15 of 18
recoveries of $10,000, compared to net charge-offs of $990,000 in the first quarter of 1995, and net charge-offs of $188,000 in the second quarter of 1994. For the first two quarters of 1995 net charge-offs were $980,000, or 1.36% of average loans (on an annualized basis), compared to $681,000 (1.06% of average loans) for the same period in 1994.

Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The reserve for loan losses was $2.45 million at June 30, 1995, compared with $2.36 million at March 31, 1995, and $1.95 million at June 30, 1994.

The ratio of the reserve for loan losses to total loans was 1.70% at June 30, 1995, compared with 1.60% at March 31, 1995, and 1.55% at June 30, 1994. The ratio of the reserve for loan losses to total nonperforming assets, including foreclosed real estate, was 68.33% at June 30, 1995, compared to 78.66% at March 31, 1995 and 49.82% at June 30, 1994.

NON-ACCRUING LOANS, RESTRUCTURED LOANS, ACCRUING LOANS PAST DUE 90 DAYS OR MORE AND FORECLOSED PROPERTIES

- -----------------------------------------------------------------------------------------------------------------
                                               June 30,    March 31,    December 31,    September 30,   June 30,
(in millions)                                    1995         1995          1994             1994          1994
- -----------------------------------------------------------------------------------------------------------------
Non-accruing loans                               $2,426       $2,743          $3,244           $3,162     $3,694
Restructured loans                                   --           --              --               --         --
Accruing loans past due 90 days or more           1,166          256           1,371              762         10
- -----------------------------------------------------------------------------------------------------------------
Total nonperforming loans                         3,592        2,999           4,615            3,924      3,704
OREO                                                 --           --             375              587        212
                                                 ------       ------          ------           ------     ------
Total nonperforming assets                        3,592       $2,999          $4,990           $4,511     $3,916
================================================================================================================
Total nonperforming loans to total assets          1.47%        1.29%           2.24%            2.08%      1.84%
================================================================================================================

Total nonperforming assets were $3.6 million at June 30, 1995, compared with $3.0 million at March 31, 1995, and $3.9 million at June 30, 1994.
Nonperforming loans, which includes non-accruing loans, restructured loans, and accruing loans which are past due 90 days or more, were $3.6 million at June 30, 1995, compared with $3.0 million at March 31, 1995, and $3.7 million at June 30, 1994.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $1.2 million at June 30, 1995, compared with $0.3 million at March 31, 1995, and $0.01 million at June 30, 1994. It is the Bank's policy to discontinue the accrual of interest when the ability of a borrower to repay principal or interest is in doubt, or when a loan is past due 90 days or more, except when, in management's judgment, the loan is well secured and in the process of collection.

At June 30, 1995 the Bank had no foreclosed properties, compared with $375,000, at December 31, 1994, and $212,000 at June 30, 1994.

The Bank has an active credit administration function which includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. Senior management, and an internal asset review committee review problem loans on a regular basis.

EFFECTS OF INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on industrial concerns, primarily because its assets and liabilities consist largely of monetary items. The most direct effect of inflation on a financial institution is fluctuation in interest rates. However, net interest income is affected by the spread between interest rates received on assets and those paid on interest bearing liabilities, rather than the absolute level

                                    16 of 18
of interest rates. Additionally, there may be some upward pressure on the Company's operating expenses, such as increases in occupancy expenses based on consumer price indices. In the opinion of management, inflation has not had material effect on the operating results of the Company.

                          PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company has previously reported on pending litigation brought against the Bank by Sumitomo Bank ("Sumitomo"), as trustee for the California Dental Guild Mortgage Fund II, which alleged that the Bank did not perform its fiduciary duties as a trustee properly. The Bank and Sumitomo have recently agreed upon the terms of a settlement agreement. Under the settlement agreement, the Bank made a payment of $1,850,000 to fully settle the litigation on July 21, 1995.

The Company believes, based on the advice of counsel, that it is highly probable that insurance coverage for a significant portion of this settlement amount is available under its director and officer liability insurance policy and its professional liability insurance policy, as well as the errors and omissions policy of the insurance agent which sold the Company these policies. The company's insurance company has denied the Company's claim for coverage under these policies, and the Company has initiated litigation against the insurance company as well as the agent from whom the Company obtained such policies. However, due to the uncertainty associated with recovery under its claims, the Company has reflected the expense of the legal settlement in second quarter 1995 earnings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

(a)  The Annual Meeting of Shareholders of the Company was held on May 25, 1995.

(b) The following 13 persons nominated by management were elected as directors at the meeting:

                                    For      Opposed
                                 ---------   -------
      C. Donald Allen            1,216,509    20,550
      David K. Chui              1,224,329    12,730
      Carl E. Cookson            1,224,329    12,730
      Jerry R. Crowley           1,224,329    12,730
      Janet M. DeCarli           1,224,329    12,730
      John M. Gatto              1,224,329    12,730
      William H. Guengerich      1,224,329    12,730
      James E. Jackson           1,224,329    12,730
      Rex D. Lindsay             1,206,742    30,305
      Glen McLaughlin            1,205,754    30,305
      Norman Meltzer             1,224,329    12,730
      Dick J. Randall            1,206,754    30,305
      Dennis Whittaker           1,224,329    12,730

(c) A proposal to approve the adoption of the Company's 1995 Stock Option Plan was approved by a vote of 872,994 shares.

(d) A proposal to approve an amendment to the Company's Employee Stock Purchase Plan to (i) increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 40,202 to 65,202 and (ii) permit otherwise eligible directors administering the plan who are also employees to participate in the plan was approved by a vote of 908,668 shares in favor, 38,661 shares opposed and 94,071 shares abstaining.

                                    17 of 18

(e) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the current fiscal year was approved by a vote of 1,208,838.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a) Exhibits

 .  Financial Data Schedule

 (b) Reports on Form 8-K for the quarter covered by this report - None

                                 SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CUPERTINO NATIONAL BANCORP
(REGISTRANT)

BY:

/s/  STEVEN C. SMITH
- ----------------------------
STEVEN C. SMITH
 EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER
  & CHIEF FINANCIAL OFFICER


DATE:    AUGUST 9, 1995

                                   18 of 18