Form 10-Q/A
period 1995-06-30
CUPERTINO NATIONAL BANCORP
filed 1995-08-16
CIK 757790

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- AND EXCHANGE ACT OF 1934

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

                                    2 of 18

PART I.  FINANCIAL INFORMATION
CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Unaudited...Dollars in thousands)

                                                           June 30,       December 31,
                                                             1995             1994
--------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $ 12,730          $  9,326
Federal funds sold                                            19,500            10,400
--------------------------------------------------------------------------------------
    Cash and cash equivalents                                 32,230            19,726
Other short-term investments                                      --                --
Investment securities
 Held to maturity                                             55,362            59,573
 (Market value $55,631 at June 30, 1995;
 $57,257 at December 31, 1994)
 Available for sale                                            2,495               --
 (Cost 2,491 at June 30, 1995)
 Other securities                                                951               933
--------------------------------------------------------------------------------------
 Total investment securities                                  58,808            60,506
Loans:
 Commercial                                                   79,100            81,695
 Real estate-construction                                     21,825            18,117
 Real estate-term                                             18,349            13,133
 Consumer and other                                           26,150            21,059
 Deferred loan fees and discounts                               (600)             (847)
--------------------------------------------------------------------------------------
   Loans                                                     144,824           133,157
Allowance for credit losses                                   (2,454)           (2,918)
--------------------------------------------------------------------------------------
   Loans, net                                                142,370           130,622
Loans held for sale                                               --             5,383
--------------------------------------------------------------------------------------
   Total loans                                               142,370           135,622
Premises and equipment, net                                    1,539             1,434
Accrued interest receivable and other assets                   8,632             5,856
--------------------------------------------------------------------------------------
TOTAL                                                       $243,579          $223,144
======================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand, noninterest-bearing                                $ 61,086          $ 53,880
 NOW                                                           9,230             8,331
 Money Market Demand Accounts                                 84,360            73,623
 Savings                                                       4,630             5,951
 Other time certificates                                      36,581            19,417
 Time certificates, $100 and over                             19,264            25,520
--------------------------------------------------------------------------------------
   Total deposits                                            215,151           186,722
Short-term borrowings                                          8,654            17,256
Accrued interest payable and other liabilities                 2,152             1,129
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            225,957           205,107

Shareholders' equity:
 Preferred stock, no par value:
    4,000,000 shares authorized; none issued                      --                --
 Common stock, no par value:  6,000,000 shares
    authorized; shares outstanding: 1,599,928 at
    June 30, 1995 and 1,557,008 at December 31, 1994          15,190            14,901
  Retained earnings                                            2,432             3,136
--------------------------------------------------------------------------------------
Total shareholders' equity                                    17,622            18,037
--------------------------------------------------------------------------------------
TOTAL                                                       $243,579          $223,144
======================================================================================

See notes to consolidated financial statements

                                    3 of 18

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited...dollars in thousands, except per share data)

                                                      Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                      ---------------------     ----------------------
                                                        1995      1994            1995        1994
------------------------------------------------------------------------------------------------------
Interest income:
 Interest on loans                                    $  4,021    $  2,920      $7,820        $  5,863
 Interest on investment securities:
   Taxable                                                 920         399       1,837             734
   Non-taxable                                              18          28          36              56
------------------------------------------------------------------------------------------------------
     Total Investment securities                           938         427       1,873             790
 Other interest income                                     108          80         137             113
------------------------------------------------------------------------------------------------------
      Total interest income                              5,067       3,427       9,830           6,766
Interest expense:
 Interest on deposits                                    1,625         840       2,991           1,566
 Other interest expense                                    288          13         655              48
------------------------------------------------------------------------------------------------------
   Total interest expense                                1,913         853       3,646           1,614
------------------------------------------------------------------------------------------------------
     Net interest income                                 3,154       2,574       6,184           5,152
Provision for loan losses                                   85         150         516             385
------------------------------------------------------------------------------------------------------
 Net interest income after provision
   for loan losses                                       3,069       2,424       5,668           4,767

Other income:
 Gain on sale of mortgage loans                             51         128         137             553
 Other loan fees                                            29          25          48             160
 Trust Fees                                                135         142         291             284
 Gain on sale of SBA loans                                  45          79         150             190
 Depositor service fees                                     67          65         138             134
 Other                                                      80          75         137             150
------------------------------------------------------------------------------------------------------
   Total other income                                      407         514         901           1,471
Operating expenses:
 Compensation and benefits                               1,600       1,537       3,236           3,057
 Occupancy and equipment                                   392         349         788             668
 Legal settlement & costs                                1,700          --       1,700              --
 Professional services                                     230         104         435             245
 FDIC insurance and regulatory assessments                 135         115         260             231
 Client services                                            91          95         179             202
 Other real estate, net                                     (7)         (1)         34              33
 Other                                                     459         367         896             726
------------------------------------------------------------------------------------------------------
   Total operating expenses                              4,600       2,566       7,528           5,162
------------------------------------------------------------------------------------------------------
Income before income tax expense                        (1,124)        372        (959)          1,076
 Income tax (benefit) expense                             (470)        126        (411)            380
------------------------------------------------------------------------------------------------------
Net (loss) income                                     $   (654)   $    246      $ (548)       $    696
------------------------------------------------------------------------------------------------------
Net (loss) income per common and
    common equivalent share                              $(.39)       $.15       $(.33)           $.43
------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                                    4 of 18

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited...dollars in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                             ----------------------------
                                                                1995             1994
-----------------------------------------------------------------------------------------
CASH FLOWS-OPERATING ACTIVITIES:
  Net income                                                $   (548)           $    696
  Reconciliation of net income to net
    cash from operations:
      Provision for credit losses                                516                 385
      Depreciation and amortization                              293                 266
      Accrued interest receivable and other assets              (894)                122
      Accrued interest, expenses and other liabilities         1,023                 243
      Net change in deferred loan fees                          (247)                 63
      Proceeds from sales of loans held for sale              16,364              66,339
      Origination of loans held for resale                   (10,981)            (61,951)
      Other real estate owned, net                                17                  25
-----------------------------------------------------------------------------------------
Operating cash flows, net                                      5,543               6,188

CASH FLOWS - INVESTING ACTIVITIES:
   Maturities of investment securities
      Held-to-maturity                                         6,237               5,649
      Available-for-sale                                          --                  --
   Purchase of investment securities
      Held-to-maturity                                        (2,045)            (20,972)
      Available-for-sale                                      (2,495)                 --
   Net change in loans                                       (12,400)              2,850
   Sale of other real estate owned                               358                 381
   Purchase of life insurance policies                        (2,257)                 --
   Purchase of premises and equipment                           (397)               (257)
   Other net                                                       5                  45
-----------------------------------------------------------------------------------------
Investing cash flows, net                                    (12,994)            (12,304)

CASH FLOWS - FINANCING ACTIVITIES:
  Non-interest bearing deposits, net                           7,206              (1,975)
  Interest bearing deposits, net                              21,223              14,177
  Short-term borrowings, net                                  (8,603)              6,090
  Stock issued to employees                                      289                 361
  Cash dividends                                                (160)                 (3)
-----------------------------------------------------------------------------------------
Financing cash flows, net                                     19,955              18,650
-----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     12,504              12,534
Cash and cash equivalents at beginning of period              19,726              14,350
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 32,230            $ 26,884
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

NET INTEREST INCOME
The following are the Company's average balance sheet, net interest income and interest rates for the periods presented:

                                      Three Months Ended                   Three Months Ended                Three Months Ended
                                        June 30, 1995                        March 31, 1995                    June 30, 1994
                                -----------------------------      --------------------------------    -----------------------------
                                                       Avg.                                  Avg.                            Avg.
                                Avg.                  Yield/       Avg.                     Yield/      Avg.                 Yield/
($ in 000's)                    Bal.       Int.        Rate        Bal.        Int.         Rate        Bal.       Int.      Rate
------------------------------------------------------------------------------------------------------------------------------------

Interest earning assets:
  Loans (2) (4)                 $145,249   $  4,021       11.07%   $141,558    $  3,799      10.73%     $125,566    $2,925     9.32%

  Investment securities,
   short term investments
   and cash equivalents           67,948      1,046        6.16%     63,092         964       6.11%       45,359       502     4.43%

------------------------------------------------------------------------------------------------------------------------------------

     Total interest-earning
      assets (3b)                213,197      5,067        9.51%    204,650       4,763       9.31%      170,926     3,427     8.02%

Noninterest-earning assets        17,068                             13,452                               16,046        --
------------------------------------------------------------------------------------------------------------------------------------

  Total assets                  $230,265                           $218,102                             $186,972     3,427
====================================================================================================================================

Interest bearing liabilities:
 Deposits:
  NOW and MMDA                  $ 88,998   $    903        4.06%   $ 80,473    $    775       3.85%     $ 73,393    $  489    2.67%
  Savings deposits                 4,759         42        3.51%      5,741          48       3.34%        6,074        37    2.45%
  Time deposits                   49,188        680        5.53%     42,234         543       5.14%       36,807       314    3.41%
------------------------------------------------------------------------------------------------------------------------------------

   Total interest bearing
    deposits                     142,945      1,625        4.55%    128,448       1,366       4.25%      116,274       840    2.89%
 Borrowings                       18,414        288        6.26%     24,486         367       6.00%        1,155        13    4.36%
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing
    liabilities                  161,359      1,913        4.74%    152,934       1,733       4.53%      117,429       853    2.91%
------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits      49,365                             46,060                               52,562
Other noninterest-bearing
 liabilities                       1,202                                773                                   50
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest-bearing
 liabilities                      50,567                             46,833                               52,612
Shareholders' equity              18,339                             18,335                               16,931
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and
 shareholders' equity           $230,265                           $218,102                             $186,972
                                ========                           ========                             ========
Net interest income;
 interest rate spread (3a)                   $  3,154      4.76%               $  3,031       4.78%                 $2,574    5.11%
                                             ========                          ========                             ======
Net margin                      $ 51,838                   5.93%   $ 51,716                   6.01%     $ 54,120              6.04%
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

(Dollars in thousands)                 Volume     Rate      Net             Volume        Rate        Net
------------------------------------------------------------------------------------------------------------
Interest income on loans                $ 102    $ 120    $ 222             $ 544        $ 552       $ 1,096
Interest on investment
 securities, short-term
 investments and cash equivalents          75        7       82                348         196           544
------------------------------------------------------------------------------------------------------------
                                          177      127      304                892         748         1,640
Interest expense on deposits
  NOW and MMDA                            (86)     (42)    (128)              (158)       (256)         (414)
  Savings deposits                          8       (2)       6                 11         (16)           (5)
  Time Deposits                           (96)     (42)    (138)              (171)       (195)         (366)
------------------------------------------------------------------------------------------------------------
                                         (174)     (86)    (260)              (318)       (467)         (785)
Interest expense on borrowings             95      (16)     (79)              (270)         (5)         (275)
                                        -----    -----    -----              -----       -----       -------
                                          (79)    (102)    (181)              (588)       (472)       (1,060)
------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                        $  98    $  25    $ 123              $ 304       $ 276       $   580
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

                                    9 of 18

The following are the Company's average balance sheet, net interest income and interest rates for the periods presented:

                                                       Six Months Ended                          Six Months Ended
                                                         June 30, 1995                            June 30, 1994
                                                --------------------------------          ----------------------------
                                                                         Avg.                                   Avg.
                                                Avg.                     Yield/           Avg.                  Yield/
($ in 000's)                                    Bal.          Int.       Rate             Bal.         Int.     Rate
----------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (2) (4)                                   $143,414   $7,820       10.91%           $128,033    $5,868   9.17%
  Investment securities, short term
     investments and cash equivalents               65,533    2,010        6.13%             41,739       898   4.30%
----------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets (3b)           208,947    9,830        9.41%            169,772     6,766   7.97%
Noninterest-earning assets                          15,270       --                          16,796        --
----------------------------------------------------------------------------------------------------------------------
  Total assets                                    $224,217   $9,830                        $186,568     6,766
======================================================================================================================
Interest bearing liabilities:

 Deposits:
  NOW and MMDA                                    $ 84,665   $1,678        3.96%           $ 69,726    $  894   2.56%
  Savings deposits                                   5,247       90        3.42%              6,062        70   2.32%
  Time deposits                                     45,731    1,223        5.35%             36,913       602   3.26%
----------------------------------------------------------------------------------------------------------------------
    Total interest bearing deposits                135,643    2,991        4.41%            112,701     1,566   2.78%
 Borrowings                                         21,433      655        6.11%              2,316        48   4.11%
----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities             157,076    3,646        4.64%            115,017     1,614   2.81%
----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                        47,722                                   54,301
Other noninterest-bearing liabilities                1,082                                      438
----------------------------------------------------------------------------------------------------------------------
Total noninterest-bearing liabilities               48,804                                   54,739
Shareholders' equity                                18,339                                   16,813
----------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                             $224,217                                 $186,568
                                                  ========                                 ========
Net interest income; interest rate spread (3a)              $6,184       4.77%                         $5,152   5.16%
                                                            ======                                     ======
Net margin                                        $ 51,871               5.97%             $ 54,755             6.12%
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


                                               Six months ended June 30, 1995
                                                compared with June 30, 1994
                                                  favorable (unfavorable)

(Dollars in thousands)                            Volume     Rate      Net
----------------------------------------------------------------------------
Interest income on loans                         $ 1,395    $ 557    $ 1,952
Interest on investment
 securities, short-term
 investments and cash equivalents                    921      191      1,112
----------------------------------------------------------------------------
                                                   2,316      748      3,064
Interest expense on deposits
  NOW and MMDA                                      (540)    (244)      (784)
  Savings deposits                                     2      (17)       (19)
  Time Deposits                                     (428)    (193)      (621)
----------------------------------------------------------------------------
                                                    (970)    (454)    (1,424)
Interest expense on borrowings                      (595)     (12)      (607)
                                                 -------    -----    -------
                                                  (1,565)    (466)    (2,031)
----------------------------------------------------------------------------
Increase (decrease) in net
 interest income                                 $   726    $ 305    $ 1,033
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

The impact of this expense on the Company's net interest spread and net yield on interest earning assets was as follows:

                                            Three Months Ended      Six Months Ended
                                           --------------------   --------------------
                                           June 30,   June 30,    June 30,    June 30,
                                             1995       1994        1995        1994
--------------------------------------------------------------------------------------
Non-interest bearing demand deposits       $49,365     $52,562     $47,722     $54,301
Client Service expense                          91          95         161         202
Client Service cost annualized                 .74%        .72%        .67%        .74%

Impact on Net Yield
-------------------
Net yield on interest earning assets          5.93%       6.04%       5.97%       6.12%
Impact of client services                     (.17)       (.16)       (.16)       (.24)
                                              ----     -------     -------     -------
Adjusted net yield (1)                        5.76%       5.88%       5.81%       5.88%
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
                              One          1-6        7-12    to 3 Yrs   to 5 Yrs  5 Years     Sensitive    Sensitive       Total
=================================================================================================================================
Assets:
Cash & due from Banks      $     --    $     --    $    --    $    --    $    --    $    --     $     --     $ 12,730    $ 12,730
Short term investments       19,500          --         --         --         --         --       19,500           --      19,500
Investment securities            --      10,459      8,446      9,999      6,606     22,343       57,853          951      58,804
Loans                       123,800       1,407      2,361      6,046      3,338      4,839      141,791        3,432     145,223
Other assets                     --          --         --         --         --         --           --       (3,054)     (3,054)
Loan loss & unearned fees        --          --         --         --         --         --           --       10,645      10,645
---------------------------------------------------------------------------------------------------------------------------------
Total assets                143,300      11,866     10,807     16,045      9,944     27,182      219,144       24,704     243,848
=================================================================================================================================
Liabilities & equity:
Deposits
  Demand                         --          --         --         --         --         --           --       61,752          --
  NOW, MMDA, and Savings     98,849          --         --         --         --         --       98,849           --      98,849
   Time deposits                         41,411      8,879      5,273         25        123       55,711           --      55,711
Other borrowed funds          8,654          --         --         --         --         --        8,654           --       8,654
Other liabilities                --          --         --         --         --         --           --        2,150       2,150
Shareholder's equity             --          --         --         --         --         --           --       16,732      16,732
---------------------------------------------------------------------------------------------------------------------------------
Total Liability & Equity    107,503      41,411      8,879      5,273         25        123      163,214       80,634    $243,848
=================================================================================================================================
Total asset GAP
GAP                        $ 35,797    $(29,545)   $ 1,928    $10,772    $ 9,919    $27,059     $ 55,930     $(55,930)         --
Cumulative GAP             $ 35,797    $  6,252    $ 8,180    $18,952    $28,871    $55,930     $ 55,930     $      0          --
Cumulative GAP/Total
  assets                      14.68%       2.56%      3.35%      7.77%     11.84%     22.94%       22.94%           0%         --

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

                                    12 of 18


NON-INTEREST INCOME                                        Quarter Ended
--------------------------------------------------------------------------------------------------
                                    June 30,   March 31,   December 31,   September 30,   June 30,
(in thousands)                        1995       1995          1994            1994        1994
--------------------------------------------------------------------------------------------------
Gain on sale of mortgage loans         $  51       $  85          $ 218            $ 222     $ 128
Loan fees                                 22          20             78               39        25
Trust fees                               135         156            146              163       142
Gain on sale of SBA loans                 45         105            343              151        79
Depositor service fees                    67          71             64               69        65
Other                                     87          56             59               57        75
--------------------------------------------------------------------------------------------------
Total other income                     $ 407       $ 493          $ 908            $ 701     $ 514
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

NON-INTEREST EXPENSE                                          Quarter Ended
-----------------------------------------------------------------------------------------------------
                                     June 30,    March 31,   December 31,   September 30,    June 30,
(in thousands)                         1995        1995          1994            1994          1994
-----------------------------------------------------------------------------------------------------
Compensation and benefits              $1,600       $1,635         $1,270           $1,397     $1,537
Occupancy and equipment                   392          396            372              362        349
Professionals services                    230          204            307              109        104
Legal settlement and costs              1,700           --            250               --         --
FDIC insurance and assessments            135          125            127              127        115
Supplies, telephone and postage           108          128            119              110        120
Data processing                            30           33             29               32         30
Client services                            91           70             86               86         95
Other real estate, net                     (7)          41              7                9         (1)
Other                                     321          295            208              276        217
-----------------------------------------------------------------------------------------------------
Total operating expenses               $4,600       $2,927         $2,775           $2,508     $2,566
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

                                    13 of 18

FINANCIAL CONDITION
CAPITAL RATIOS
The Company's and the Bank's risk-based capital and leverage ratios were as follows:

-------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                       June 30,    March 31,    December 31,    September 30,    June 30,
(in thousands)                         1995         1995          1994             1994          1994
-------------------------------------------------------------------------------------------------------
CONSOLIDATED COMPANY
--------------------
GAAP EQUITY RATIO:
 GAAP equity                         $ 17,622     $ 18,355        $ 18,037         $ 17,872    $ 17,406
 Total assets                         243,579      233,261         223,144          216,318     212,296
 Equity to assets ratio                  7.23%        7.87%           8.08%            8.26%       8.20%
LEVERAGE RATIO:
 GAAP equity                         $ 17,622     $ 18,355        $ 18,037         $ 17,872    $ 17,406
 Average quarterly assets             230,265      223,093         214,889          206,467     185,988
 Leverage capital ratio                  7.65%        8.23%           8.39%            8.66%       9.36%
 Minimum requirement                     3.00%        3.00%           3.00%            3.00%       3.00%
 Well capitalized requirement            5.00%        5.00%           5.00%            5.00%       5.00%
RISK-BASED CAPITAL RATIOS:
 Tier I capital                      $ 17,622     $ 18,355        $ 18,037         $ 17,872    $ 17,406
 Tier II capital allowed                2,288        2,268           2,082            2,086       1,951
-------------------------------------------------------------------------------------------------------
Total risk-based capital             $ 19,910     $ 20,623        $ 20,119         $ 19,958    $ 19,357
=======================================================================================================
RISK-BASED ASSETS                     183,000      181,474         166,592          166,889     161,590
TIER I RISK-BASED CAPITAL RATIO          9.63%       10.11%          10.83%           10.71%      10.77%
 Minimum requirement                     4.00%        4.00%           4.00%            4.00%       4.00%
 Well capitalized requirement            6.00%        6.00%           6.00%            6.00%       6.00%
TOTAL RISK-BASED CAPITAL RATIO          10.88%       11.36%          12.08%           11.96%      11.98%
 Minimum requirement                     8.00%        8.00%           8.00%            8.00%       8.00%
 Well capitalized requirement           10.00%       10.00%          10.00%           10.00%      10.00%
=======================================================================================================
BANK ONLY
---------
GAAP EQUITY RATIO:
 GAAP equity                         $ 16,732     $ 16,962        $ 16,851         $ 16,624    $ 16,168
 Total assets                         243,579      233,205         222,839          216,312     212,276
 Equity to assets ratio                  6.87%        7.27%           7.56%            7.69%       7.62%
LEVERAGE RATIO:
 GAAP equity                         $ 16,732     $ 16,962        $ 16,851         $ 16,624    $ 16,168
 Regulatory Accounting
 Adjustment                               (30)         (65)            (65)             (57)        (48)
-------------------------------------------------------------------------------------------------------
 Regulatory Equity                   $ 16,702     $ 16,897        $ 16,786         $ 16,567    $ 16,120
-------------------------------------------------------------------------------------------------------
 Average quarterly assets            $230,109     $222,901        $214,785         $206,367    $185,888
 Leverage capital ratio                  7.26%        7.58%           7.82%            8.03%       8.67%
 Minimum requirement                     3.00%        3.00%           3.00%            3.00%       3.00%
 Well capitalized requirement            5.00%        5.00%           5.00%            5.00%       5.00%
RISK-BASED CAPITAL RATIOS:
 Tier I capital                      $ 16,732     $ 16,897        $ 16,786         $ 16,567    $ 16,120
 Tier II capital                        2,285        2,268           2,079            2,084       1,951
-------------------------------------------------------------------------------------------------------
Total risk-based capital             $ 19,017     $ 19,165        $ 18,865         $ 18,651    $ 18,071
-------------------------------------------------------------------------------------------------------
RISK-BASED ASSETS                    $182,837     $181,417        $166,288         $166,691    $161,571
TIER I RISK-BASED CAPITAL RATIO          9.15%        9.31%          10.09%           10.01%      10.02%
 Minimum requirement                     4.00%        4.00%           4.00%            4.00%       4.00%
 Well capitalized requirement            6.00%        6.00%           6.00%            6.00%       6.00%
TOTAL RISK-BASED CAPITAL RATIO          10.40%       10.56%          11.34%           11.19%      11.18%
 Minimum requirement                     8.00%        8.00%           8.00%            8.00%       8.00%
 Well capitalized requirement           10.00%       10.00%          10.00%           10.00%      10.00%
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

PROVISION AND RESERVE FOR LOAN LOSSES

The following schedule details the activity in the Bank's reserve for loan losses and related ratios for each of the last five quarters:

                                                               Quarter ended
---------------------------------------------------------------------------------------------------------
                                      June 30,    March 31,     December 31,    September 30,    June 30,
(in millions)                           1995         1995           1994             1994          1994
---------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  beginning of period                   $2,359      $ 2,918           $2,286           $1,951      $1,989
Provision charged to operations             85          431              785              450         150
Loans charged off                           (4)      (1,001)            (153)            (123)       (191)
Loan recoveries                             14           11               --                8           3
---------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  end of period                         $2,454      $ 2,359           $2,918           $2,286      $1,951
=========================================================================================================
Ratio of:
Reserve for loan losses to loans          1.70%        1.60%            2.09%            1.66%       1.55%
Reserve for loan losses to
  Nonperforming assets                   68.33%       78.66%           58.47%           50.67%      49.82%
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

NON-ACCRUING LOANS, RESTRUCTURED LOANS, ACCRUING LOANS PAST DUE 90 DAYS OR MORE AND FORECLOSED PROPERTIES

-----------------------------------------------------------------------------------------------------------------
                                               June 30,    March 31,    December 31,    September 30,   June 30,
(in millions)                                    1995         1995          1994             1994          1994
-----------------------------------------------------------------------------------------------------------------
Non-accruing loans                               $2,426       $2,743          $3,244           $3,162     $3,694
Restructured loans                                   --           --              --               --         --
Accruing loans past due 90 days or more           1,166          256           1,371              762         10
-----------------------------------------------------------------------------------------------------------------
Total nonperforming loans                         3,592        2,999           4,615            3,924      3,704
OREO                                                 --           --             375              587        212
                                                 ------       ------          ------           ------     ------
Total nonperforming assets                        3,592       $2,999          $4,990           $4,511     $3,916
================================================================================================================
Total nonperforming loans to total assets          1.47%        1.29%           2.24%            2.08%      1.84%
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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company was held on May 25, 1995 and 1,237,059 shares were represented at the meeting in person or by proxy.

(b) The following 13 persons nominated by management were elected as directors at the meeting:

                                    For      Withheld
                                 ---------   --------
      C. Donald Allen            1,216,509    20,550
      David K. Chui              1,224,329    12,730
      Carl E. Cookson            1,224,329    12,730
      Jerry R. Crowley           1,224,329    12,730
      Janet M. DeCarli           1,224,329    12,730
      John M. Gatto              1,224,329    12,730
      William H. Guengerich      1,224,329    12,730
      James E. Jackson           1,224,329    12,730
      Rex D. Lindsay             1,206,742    30,305
      Glen McLaughlin            1,205,754    30,305
      Norman Meltzer             1,224,329    12,730
      Dick J. Randall            1,206,754    30,305
      Dennis Whittaker           1,224,329    12,730

(c) A proposal to approve the adoption of the Company's 1995 Stock Option Plan was approved by a vote of 872,994 shares in favor, 71,766 shares opposed and 86,466 shares abstaining or subject to broker non-votes.

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

                                    17 of 18

(e) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the current fiscal year was approved by a vote of 1,208,838 in favor, 9,808 shares opposed and 18,413 shares abstaining or subject to broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a) Exhibits--Listed on Index to Exhibits


 (b) Reports on Form 8-K for the quarter covered by this report - None

                                 SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CUPERTINO NATIONAL BANCORP
(REGISTRANT)

BY:

/s/  STEVEN C. SMITH
----------------------------
STEVEN C. SMITH
 EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER
  & CHIEF FINANCIAL OFFICER


DATE:    AUGUST 9, 1995

                                   18 of 18

                               INDEX TO EXHIBITS

NUMBER        EXHIBIT
------        -------
 3.1          Amended Articles of Incorporation of Cupertino National Bankcorp-
              filed as Exhibit 4.1 of Registrant's Exhibits to Form S-8
              Registration Statement (No. 33-36057), as filed with the
              Securities and Exchange Commission (the "Commission") on July 25,
              1990 and incorporated herein by reference.

 3.2          Bylaws of Cupertino National Bancorp-filed as Exhibit of
              Registrant's Exhibits to Form S-8 Registration Statement
              (No. 33-36057), as filed with the Commission on July 25, 1990 and incorporated herein by reference.

 4.1          Specimen Stock Certificate filed as Exhibit 4.1 of Registrant's
              Exhibits to Form S-2 Registration Statement (No. 33-30297), as filed with the Commission on August 2, 1989 and incorporated herein by reference.

27.0*         Financial Data Schedule

--------------

*  Previously filed