Form 10-Q
period 1995-09-30
CUPERTINO NATIONAL BANCORP
filed 1995-11-14
CIK 757790

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  AND EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1995

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- AND EXCHANGE ACT OF 1934


     For the transition period from ____ to ____.

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

Outstanding shares of Common Stock, no par value, as of October 31, 1995:
1,635,266

This report contains a total of 18 pages.


                                    1 of 18

                          CUPERTINO NATIONAL BANCORP


                                     INDEX


DESCRIPTION                                                                PAGE

PART I.       FINANCIAL INFORMATION                                        3

  ITEM 1.     CONSOLIDATED BALANCE SHEETS AS OF
              September 30, 1995 AND December 31, 1994.........            3

              CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS AND NINE MONTHS ENDED
              September 30, 1995 AND 1994......................            4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              September 30, 1995 AND 1994......................            5

              NOTES TO CONSOLIDATED
              FINANCIAL STATEMENTS.............................            6

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............            7

PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS................................           17

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS..........................................           17

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................           18

              SIGNATURES.......................................           18

                                    2 of 18

PART I.  FINANCIAL INFORMATION
 CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS
(Unaudited...Dollars in thousands)

                                                           September 30,              December 31,
                                                                    1995                      1994
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $ 12,634                  $  9,326
Federal funds sold                                                15,500                    10,400
--------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                     28,134                    19,726
Other short-term investments                                          --                        --
Investment securities
 Held to maturity                                                 51,232                    59,573
 (Market value $52,391 at September 30, 1995;
 $57,257 at December 31, 1994)
 Available for sale
 (Cost 2,494 at September 30, 1995)                                2,495
 Other securities                                                    960                       933
--------------------------------------------------------------------------------------------------
   Total investment securities                                    54,687                    60,506
Loans:
 Commercial                                                       81,027                    81,695
 Real estate-construction and land                                20,664                    18,117
 Real estate-term                                                 18,310                    13,133
 Consumer and other                                               30,213                    21,059
 Deferred loan fees and discounts                                   (708)                     (847)
--------------------------------------------------------------------------------------------------
   Loans                                                         149,506                   133,157
Allowance for credit losses                                       (2,522)                   (2,918)
--------------------------------------------------------------------------------------------------
   Loans, net                                                    146,984                   130,239
Loans held for sale                                                 ----                     5,383
--------------------------------------------------------------------------------------------------
   Total loans                                                   146,984                   135,622
Premises and equipment, net                                        1,642                     1,434
Accrued interest receivable and other assets                       8,427                     5,856
--------------------------------------------------------------------------------------------------
TOTAL                                                           $239,874                  $223,144
==================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand, noninterest-bearing                                    $ 54,245                  $ 53,880
 NOW                                                               9,193                     8,331
 Money Market Demand Accounts                                     95,687                    73,623
 Savings                                                           5,976                     5,951
 Other time certificates                                          18,926                    19,417
 Time certificates, $100 and over                                 23,678                    25,520
--------------------------------------------------------------------------------------------------
   Total deposits                                                207,705                   186,722
Short-term borrowings                                             11,053                    17,256
Accrued interest payable and other liabilities                       449                     1,129
Subordinated debentures                                            2,475                        --
--------------------------------------------------------------------------------------------------
Total liabilities                                                221,682                   205,107

Shareholders' equity:
 Preferred stock, no par value:
    4,000,000 shares authorized; none issued                          --                        --
 Common stock, no par value:  6,000,000 shares
    authorized; shares outstanding: 1,631,667 at
    September 30, 1995 and 1,557,008 at December 31, 1994         15,357                    14,901
  Retained earnings                                                2,835                     3,136
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                        18,192                    18,037
--------------------------------------------------------------------------------------------------
TOTAL                                                           $239,874                  $223,144
==================================================================================================

See notes to consolidated financial statements

                                    3 of 18

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited...dollars in thousands, except per share data)

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                    ------------------        -----------------
                                     1995         1994        1995        1994
-------------------------------------------------------------------------------------
Interest income:
 Interest on loans                 $4,065       $3,233     $11,884      $9,098
 Interest on investment
   securities:
   Taxable                            840          847       2,677       1,580
   Non-taxable                          7           20          43          76
-------------------------------------------------------------------------------------
     Total Investment securities      847          867       2,720       1,656
 Other interest income                186           26         323         137
-------------------------------------------------------------------------------------
      Total interest income         5,098        4,126      14,927      10,891
Interest expense:
 Interest on deposits               1,755        1,096       4,746       2,662
 Other interest expense                73          106         728         154
-------------------------------------------------------------------------------------
   Total interest expense           1,828        1,202       5,474       2,816
-------------------------------------------------------------------------------------
     Net interest income            3,270        2,924       9,453       8,075
Provision for loan losses              75          450         591         835
-------------------------------------------------------------------------------------
 Net interest income after
  provision
   for loan losses                  3,195        2,474       8,862       7,240

Other income:
 Gain on sale of mortgage loans        --          222         138         775
 Other loan fees                       51           28          99         188
 Trust Fees                           178          163         469         447
 Gain on sale of SBA loans             63          151         213         342
 Depositor service fees                78           69         215         203
 Other                                 81           68         219         217
-------------------------------------------------------------------------------------
   Total other income                 451          701       1,353       2,172
Operating expenses:
 Compensation and benefits          1,694        1,397       4,930       4,454
 Occupancy and equipment              430          362       1,217       1,030
 Legal settlement & costs              --           --       1,700          --
 Professional services                277          109         712         354
 FDIC insurance and
  regulatory assessments               22          127         282         358
 Client services                       95           86         256         288
 Other real estate, net                 1            9          35          41
 Other                                463          418       1,377       1,145
-------------------------------------------------------------------------------------
   Total operating expenses         2,982        2,508      10,509       7,670
-------------------------------------------------------------------------------------
Income before income tax expense      664          667        (294)      1,742
 Income tax expense (benefit)         260          226        (150)        606
-------------------------------------------------------------------------------------
Net income (loss)                  $  404       $  441     $  (144)     $1,136
=====================================================================================
Net income (loss) per common and
    common equivalent share         $0.24        $0.27      $(0.08)       $.70
-------------------------------------------------------------------------------------

See notes to consolidated financial statements

                                    4 of 18

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited...dollars in thousands)

                                                                            Nine Months Ended
                                                                               September 30
                                                                         ------------------------
                                                                         1995                1994
------------------------------------------------------------------------------------------------------
Cash Flows-Operating Activities:
  Net income                                                         $   (144)           $  1,136
  Reconciliation of net income to net
    cash from operations:
      Provision for credit losses                                         591                 835
      Depreciation and amortization                                       446                 392
      Accrued interest receivable  and other assets                      (565)               (417)
      Accrued interest, expenses and other liabilities                   (680)                285
      Net change in deferred loan fees                                    139                 (33)
      Proceeds from sales of loans held for sale                       16,364              94,438
      Origination of loans held for resale                            (10,981)            (97,062)
      Other real estate owned, net                                         17                  31
------------------------------------------------------------------------------------------------------
Operating cash flows, net                                               5,187                (395)

Cash Flows - Investing Activities:
   Maturities of investment securities
      Held-to-maturity                                                 16,349               7,847
      Available-for-sale                                                   --                  --
   Purchase of investment securities Held-to-maturity                  (8,035)            (28,461)
      Available-for-sale                                               (2,492)                 --
   Net change in loans                                                (17,475)              1,547
   Sale of other real estate owned                                        358                 381
   Purchase of life insurance policies                                 (2,381)                 --
   Purchase of premises and equipment                                    (654)               (354)
   Other net                                                               --                  81
------------------------------------------------------------------------------------------------------
Investing cash flows, net                                             (14,330)            (22,428)

Cash Flows - Financing Activities:
  Non-interest bearing deposits, net                                      365             (11,043)
  Interest bearing deposits, net                                       20,618               1,738
  Short-term borrowings, net                                           (6,203)             31,152
  Subordinated debt issuance                                            2,475                  --
  Stock issued to employees                                               456                 386
  Cash dividends                                                         (160)                 (3)
------------------------------------------------------------------------------------------------------
Financing cash flows, net                                              17,551              22,230
------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                               8,408                (593)
Cash and cash equivalents at beginning of period                       19,726              14,350
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $ 28,134            $ 13,757
======================================================================================================

See notes to consolidated financial statements

                                    5 of 18

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1995
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Cupertino National Bancorp ("CUNB" or the "Company") and its subsidiary, Cupertino National Bank & Trust (the "Bank"). These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of CUNB's financial position and the results of its operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. The results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 1995. These financial statements should be read in conjunction with the financial statements for 1994 included in the Annual Report to Shareholders for 1994.

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

Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans. At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $2.5 million, with a corresponding valuation allowance of $509,000. For the quarter and nine months ended September 30, 1995, the average recorded investment in impaired loans was approximately $2.5 million and $2.8 million, respectively. The Company did not recognize interest on impaired loans during the third quarter or the nine months ended September 30, 1995.

3.  SHARE AND PER SHARE AMOUNTS

Earnings per common and common equivalent share are calculated based upon the weighted average number of shares outstanding during the period, plus equivalent shares representing the effect of dilutive stock options. The number of shares used to compute earnings per share were 1,716,300 and 1,633,300 for the three months ended September 30, 1995 and 1994, respectively and 1,702,400 and 1,620,000 for the nine months ended September 30, 1995 and 1994, respectively.

4.  SUBORDINATED DEBENTURES

The Company issued $3,000,000 in 11.5% subordinated debentures, $2,475,000 on September 27, 1995 and $525,000 on October 31, 1995, with a maturity date of September 15, 2005. The private placement offering was increased to $3.0 million from its original $2.5 million level when it was oversubscribed. The debentures may be redeemed by the Company beginning October 1998 with a redemption premium of 5% which declines accordingly to 0% by October 2003. The funds will be utilized to support asset growth and maintain the well capitalized status at the Company's subsidiary (the Bank).

                                    6 of 18

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CUNB reported net income for the third quarter of 1995 of $404,000 or $0.24 per common and common equivalent share, compared to net income of $441,000 or $0.27 per common and common equivalent share, reported in the third quarter of last year. Return on average assets annualized for the third quarters of 1995 and 1994 were .70% and .85% respectively, while return on average common equity annualized was 9.00% for the third quarter of 1995, compared with 10.00% for the third quarter of 1994.

The earnings for the third quarter of 1995 were slightly below the results for the comparable quarter in 1994 due primarily to lower gains on mortgage and SBA loan sales, higher professional service expenses and compensation expense due to the investment of resources in expanding the Bank's trust business in the Palo Alto marketplace. The decline in the mortgage loan sales will continue, as the Bank closed its mortgage operations during the first quarter of 1995. SBA loan sales should increase during the balance of 1995 and into 1996, as the Small Business Administration received funding from the U.S. Government to continue its operations. The professional services expense will continue to be higher than prior years, as will compensation and benefits due to the continued growth of the Bank.

For the nine months ended September 30, 1995, the Company posted a net loss of ($144,000) or ($0.08) per common and equivalent share, compared to net income of $1.1 million or $0.70 per common and equivalent share for the same period in 1994. The annualized return on average assets and return on average equity for the first nine months of 1995 were (.08)% and (1.06)% respectively, compared to
 .82% and 9.03% for the comparable period in 1994. The 1995 year-to-date loss included approximately $2,160,000 in non-recurring expenses ($1.3 million net of tax) related to the legal settlement of $1,700,000 recorded in the second quarter of 1995 and $460,000 in first quarter 1995 charges related to the closing of the Bank's mortgage operations, the costs incurred related to canceled merger discussions, and severance payments to a former executive officer. Excluding these charges, net income for the nine months ended September 30, 1995 would have been $1.2 million with an adjusted return on average assets and shareholders equity of .72% and 9.54% respectively.

Non-performing assets (including nonaccrual loans, loans 90 days past due and OREO) totaled $2.9 million at September 30, 1995, a decrease of $2.1 million from December 31, 1994, and a decrease of $1.6 million from September 30, 1994. The ratio of non-performing assets to loans plus foreclosed properties was 1.96% at September 30, 1995, down from 3.60% at December 31, 1994 and 3.49% at September 30, 1994. The Bank's portfolio of classified assets declined to $8.6 million, or 3.61% of total assets, at September 30, 1995, from $13.1 million or 5.86% of total assets at December 31, 1994 and $12.3 million or 5.69% of total assets at September 30, 1994.

The reserve for loan losses was $2.5 million at September 30, 1995, compared with $2.9 million at December 31, 1994 and $2.3 million at September 30, 1994. The provision for loan losses was $75,000 for the third quarter of 1995, a substantial decrease from the $450,000 recorded in the third quarter of 1994. The reduced provision for the third quarter of 1995 was reflective of improved credit quality, as the Company continued to experience reductions in classified and non-performing assets. For the first nine months of 1995, the provision for loan losses was $591,000, a decrease of $244,000 over the first nine months of 1994. Net charge-offs were $987,000 for the first nine months of 1995, compared to $858,000 for the first nine months of 1994. The ratio of the reserve for loan losses to non-performing assets was 85.66% at September 30, 1995, compared with 58.47% at December 31, 1994 and 50.67% at September 30, 1994.

                                    7 of 18

Shareholders' equity increased $155,000 to $18.2 million, or 7.6% of assets, at September 30, 1995 from $18.0 million or 8.08% of assets at December 31, 1994. The decline in the ratio was due to the growth in assets in the first nine months of 1995, coupled with the legal settlement charge recorded in the second quarter of 1995, and a dividend payment made to shareholders during the second quarter, which were offset by core earnings and the exercise of stock options during the year.

CUNB's Tier 1 and Total Risk-based capital ratios were 9.84% and 12.4% at September 30, 1995, respectively, compared with 10.8% and 12.1% at December 31, 1994, respectively. The Leverage ratio declined to 7.9% at September 30, 1995, from 8.4% at December 31, 1994. The decline in the leverage ratio reflects the growth in assets. The increase in the risk based ratio reflect the issuance of $2.5 million in subordinated debentures that occurred in September 1995. At September 30, 1995, CUNB's Risk-based capital and Leverage ratios, as well as those of the Bank, exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations. The Company will seek to maintain its well capitalized position to ensure flexibility in its operations.

CUNB's common stock closed at $10.00 per share on September 30, 1995, representing approximately 90% of the $11.15 book value per common share, compared with $9.38 per share and 85% of the $11.02 book value per common share at June 30, 1995.

NET INTEREST INCOME
The following are the Company's average balance sheet, net interest income and interest rates for the periods presented:

                                              Three Months Ended              Three Months Ended              Three Months Ended
                                              September 30, 1995                June 30, 1995                 September 30, 1994
                                         -----------------------------    ---------------------------     --------------------------

                                                                 Avg.                           Avg.                         Avg.
                                           Avg.                 Yield/      Avg.               Yield/       Avg.            Yield/
($ in 000's)                               Bal.       Int.       Rate       Bal.       Int.     Rate        Bal.      Int.   Rate
------------------------------------------------------------------------------------------------------------------------------------

Interest earning assets:
  Loans (2) (4)                          $145,729     $4,065   11.16%     $145,249     $4,021  11.07%     $129,223   $3,239  10.00%
  Investment securities,  short term
     investments  and cash equivalents     66,943      1,033    6.17%       67,948      1,046   6.16%       61,288      897   5.81%
------------------------------------------------------------------------------------------------------------------------------------

      Total interest-earning
       assets (3b)                        212,672      5,098    9.59%      213,197      5,067   9.51%      190,511    4,136   8.68%
Noninterest-earning assets                 18,433                           17,068                          15,869
------------------------------------------------------------------------------------------------------------------------------------

  Total assets                           $231,105                         $230,265                        $206,380   $4,136
====================================================================================================================================

Interest bearing liabilities:
 Deposits:
  NOW and MMDA                           $107,446     $1,102    4.10%     $ 88,998     $  903   4.06%       77,798      590   3.03%
  Savings deposits                          5,639         48    3.40%        4,759         42   3.51%        7,464       54   2.89%
  Time deposits                            44,369        605    5.45%       49,188        680   5.53%       45,170      452   4.00%
------------------------------------------------------------------------------------------------------------------------------------

    Total interest bearing deposits       157,454      1,755    4.46%      142,945      1,625   4.55%      130,432    1,096   3.36%
 Borrowings                                 4,948         73    5.90%       18,414        288   6.26%        8,896      106   4.77%
------------------------------------------------------------------------------------------------------------------------------------

    Total interest-bearing
     liabilities                          162,402      1,828    4.50%      161,359      1,913   4.74%      139,328    1,202   3.45%
------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits               50,119                           49,365                          48,609
Other noninterest-bearing liabilities         622                            1,202                             810
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest-bearing
 liabilities                               50,741                           50,567                          49,419
Shareholders' equity                       17,962                           18,339                          17,633
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and
 shareholders' equity                    $231,105                         $230,265                        $206,380
                                         ========                         ========                        ========
Net interest income; interest
 rate spread (3a)                                     $3,270    5.09%                  $3,154   4.77%                $2,934   5.23%
                                                      ======                           ======                        ======
Net margin                                                      6.10%                           5.93%                         6.11%
====================================================================================================================================


1) Average balances are computed using an average of the daily balances during the period.
2) Nonaccrual loans are included in the average balance column; however, only collected interest on such loans is included in the interest column.
3) The net margin on interest-earning assets during the period equals (3a) the difference between the interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (3b) average interest-earning assets for the period,
4) Loan fees totaling $249, $209 and $235 are included in loan interest income for the periods ended September 30, 1995, June 30, 1995 and September 30, 1994, respectively.

                                    8 of 18

                                Three months ended September 30, 1995      Three months ended September 30, 1995
                                    compared with June 30, 1995              compared with September 30, 1994
                                      favorable (unfavorable)                     favorable (unfavorable)

(Dollars in thousands)             Volume       Rate        Net                Volume         Rate         Net
---------------------------------------------------------------------------------------------------------------------
Interest income
  Loans                             $  13       $ 31      $  44                 $ 461        $ 376       $ 826
 Investments
 Cash equivalents                     (16)         3        (13)                   87           49         136
---------------------------------------------------------------------------------------------------------------------
Total interest income on
 interest earning assets:              (3)        34         31                   548          425         962

Interest expense
  NOW and MMDA                       (189)       (10)      (199)                 (304)        (208)       (512)
  Savings deposits                     (7)         1         (6)                   16          (10)          6
  Time Deposits                        65         10         75                    11         (164)       (153)
---------------------------------------------------------------------------------------------------------------------
   Total Deposits                    (131)         1       (130)                 (277)        (382)       (659)
Interest  expense on borrowings       199         16        215                    58          (25)         33
---------------------------------------------------------------------------------------------------------------------
Total interest expense on
 interest bearing liabilities          68         17         85                  (219)        (407)       (626)
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                    $  65       $ 51      $ 116                 $ 329        $  18       $ 336
                                    =====       ====      =====                 =====        =====       =====

(1) In the analysis, the change due to the volume rate variance has been allocated to volume

CUNB's net interest income for the third quarter of 1995 was $3.3 million, a $100,000 increase over the second quarter of 1995. When compared to the second quarter of 1995, average earning assets (primarily investment securities), decreased by $525,000, while the net yield on earning assets increased slightly from 9.51% in the second quarter of 1995 to 9.59% in the third quarter of 1995. This was mainly due to improved pricing on loan products. The average yield on loans for the third quarter of 1995 was also affected to some extent by non-accruing loans and higher accrued loan fees.

Compared to the third quarter of 1994, average earning assets during the third quarter of 1995 increased by $22.2 million. This was primarily due to an increase in loan portfolio coupled with a $5.7 million increase in the investment security portfolio. Average loans in the third quarter of 1995 increased by $16.5 million, 12.77% over the third quarter of 1994.

                                    9 of 18

The following are the Company's average balance sheet, net interest income and interest rates for the periods presented:

                                                                 Nine Months Ended                   Nine Months Ended
                                                                 September 30, 1995                  September 30, 1994
                                                                 ------------------                  ------------------
                                                                                    Avg.                                 Avg.
                                                               Avg.               Yield/            Avg.               Yield/
($ in 000's)                                                   Bal.       Int.      Rate            Bal.       Int.      Rate
------------------------------------------------------------------------------------------------------------------------------------

Interest earning assets:
  Loans (2) (4)                                            $143,710    $11,884    11.03%        $128,439    $ 9,096     9.44%
  Investment securities,  short term
     investments  and cash equivalents                       66,007      3,043     6.15%          48,242      1,795     4.96%
------------------------------------------------------------------------------------------------------------------------------------

      Total interest-earning assets (3b)                    209,717     14,927     9.52%         176,681     10,891     8.24%
Noninterest-earning assets                                   16,852                               16,521
------------------------------------------------------------------------------------------------------------------------------------

  Total assets                                             $226,569                             $193,202
====================================================================================================================================

Interest bearing liabilities:
 Deposits:
  NOW and MMDA                                             $ 92,343    $ 2,780     4.01%        $ 72,403    $ 1,484     2.73%
  Savings deposits                                            5,379        138     3.41%           6,529        124     2.54%
  Time deposits                                              45,271      1,828     5.38%          39,666      1,054     3.54%
------------------------------------------------------------------------------------------------------------------------------------

    Total interest bearing deposits                         142,993      4,746     4.43%         118,598      2,662     2.99%
 Borrowings                                                  15,877        728     6.11%           4,724        154     4.34%
------------------------------------------------------------------------------------------------------------------------------------

    Total interest-bearing liabilities                      158,870      5,474     4.59%         123,322      2,816     3.04%
------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits                                 48,526                               52,410
Other noninterest-bearing liabilities                           963                                  428
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest-bearing liabilities                        49,489                               52,838
Shareholders' equity                                         18,210                               17,042
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and
 shareholders' equity                                      $226,569                             $193,202
                                                           ========                             ========
Net interest income; interest rate spread (3a)                          $9,453     4.93%                    $ 8,075     5.20%
                                                                        ======                              =======
Net margin                                                                         6.04%                                6.11%
====================================================================================================================================


1) Average balances are computed using an average of the daily balances during the period.
2) Nonaccrual loans are included in the average balance column; however, only collected interest on such loans is included in the interest column.
3) The net margin on interest-earning assets during the period equals (3a) the difference between the interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (3b) average interest-earning assets for the period,
4) Loan fees totaling $644 and $677 are included in loan interest income for the periods ended September 30, 1995, and September 30, 1994, respectively.

                                            Nine months ended September 30, 1995
                                              compared with September 30, 1994
                                                   favorable (unfavorable)
(Dollars in thousands)                        Volume         Rate          Net
--------------------------------------------------------------------------------
Interest income on loans                     $ 1,263      $ 1,525      $ 2,788
Interest on investment
 securities, short-term
 investments and cash equivalents                819          429        1,248
--------------------------------------------------------------------------------
                                               2,082        1,954        4,036
Interest expense on deposits
  NOW and MMDA                                  (600)        (696)      (1,296)
  Savings deposits                                30          (43)         (14)
  Time Deposits                                 (226)        (548)        (774)
--------------------------------------------------------------------------------
                                                (796)      (1,287)      (2,084)
Interest  expense on borrowings                 (511)         (63)        (574)
--------------------------------------------------------------------------------
Total interest expense on interest bearing
 liabilities                                  (1,307)      (1,350)      (2,658)
--------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                             $   775      $   604      $ 1,378
                                             =======      =======      =======

(1) In the analysis, the change due to the volume rate variance has been allocated to volume

                                   10 of 18

For the nine month period ended September 30, 1995, the company experienced an increase in net interest income of $1.4 million when compared to the comparable period of 1994. This increase was mainly due to the increased volume in the lending and securities portfolios, and higher interest rates received on these assets, partly offset by higher interest expense rates on increased volumes of deposits and other short term borrowings. For the nine months ended September 30, 1995, the Company's net interest margin of 6.03% reflected a decline from 6.11% for the same period in 1994. This again was due to the shift in the Company's asset and liability mix as discussed above, as well as increased competition for deposits and loans.

The trend of interest rates in the economy has reversed, and it appears that interest rates will level off or possibly decline slightly for the remainder of 1995, as the Federal Reserve attempts to control inflation, but achieve a "soft landing". If the interest rates remain relatively flat, the Bank's net interest margin should remain relatively stable.

The Company provides client services to several of its noninterest-bearing demand deposit customers. The amount of credit available to clients is based on a calculation of their average noninterest-bearing deposit balance, adjusted for float and reserves, multiplied by an earnings credit rate, generally the 90-day T-Bill rate. The credit can be utilized to pay for services including messenger service, account reconciliation and other similar services. If the cost of the services provided exceeds the available credit, the customer is charged for the difference.

The impact of this expense on the Company's net interest spread and net yield on interest earning assets was as follows:

                                             Three Months Ended                  Nine Months Ended
                                        -------------------------------------------------------------------
                                        September 30,     September 30,     September 30,     September 30,
                                                 1995              1994              1995            1994
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits           $50,119           $48,609           $48,526         $52,177
Client Service expense                             95                86               256             288
Client Service cost annualized                    .76%              .71%              .70%            .74%

Impact on Net Yield
-------------------
Net yield on interest earning assets             6.10%             6.09%             6.01%           6.11%
Impact of client services                        (.18)             (.18)              .16            (.22)
                                                 ----           -------           -------         -------
Adjusted net yield (1)                           5.92%             5.91%             5.85%           5.89%
                                                 ====           =======           =======         =======

(1) Noninterest-bearing liabilities are included in cost of funds calculation to determine adjusted spread.

The negative impact on the net yield on interest earning assets is caused by off-setting net interest income by the cost of client service expenses, which reduces the yield on interest earning assets. The cost for client service expense has been relatively stable, and reflects the Company's efforts in the management of client service expense.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at intervals of (1) one day or immediate, (2) two days to six months,
(3) seven to twelve months, (4) one to five years, (5) over five years and (6)
on a cumulative basis.   Allocations of assets and liabilities, including
noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics. The

                                   11 of 18
differences between the volumes of assets and liabilities are known as "sensitivity gaps". The following table shows interest sensitivity gaps for different intervals at September 30, 1995:

                                                    INTEREST SENSITIVITY REPORT

CUPERTINO NATIONAL BANK & TRUST                          Repricing Periods
====================================================================================================================================

(Dollars in thousands)                                                  Greater   Greater       Total       Total
                                        Day      Months    Months   than 1 Year      than        Rate    Non-Rate
                                        One         1-6      7-12   to 5 Years    5 Years   Sensitive   Sensitive      Total
====================================================================================================================================

Assets:
Cash & due from Banks              $     --   $      --   $    --      $    --    $    --   $      --   $  12,634   $ 12,634
Short term investments               15,500          --        --           --         --          --          --     15,500
Investment securities                             6,560    13,459       18,985     14,722      53,726         960     54,686
Loans                               127,128         911     3,474        8,485      6,624    146,5 22       3,341    149,963
Other assets                             --          --        --           --         --          --      10,047     10,047
Loan loss & unearned fees                --          --        --           --         --          --      (3,230)    (3,230)
------------------------------------------------------------------------------------------------------------------------------------

Total assets                       $142,628   $   7,471   $16,933      $27,470    $21,346   $ 215,848   $  23,752   $239,600
====================================================================================================================================

Liabilities & equity:
Deposits
  Demand                                 --          --        --           --         --          --      54,803     54,803
  NOW, MMDA, and Savings            111,258          --        --           --         --     111,258          --    111,258
   Time deposits                         --      29,415     7,604        5,397         58      42,474          --     42,474
Other borrowed funds                 11,053          --        --           --         --      11,053          --     11,053
Other liabilities                        --          --        --           --         --          --       2,868      2,868
Shareholder's equity                     --          --        --           --         --          --      17,144     17,144
------------------------------------------------------------------------------------------------------------------------------------

Total Liability & Equity           $122,311   $  29,415   $ 7,604      $ 5,397    $    58   $ 164,785   $  74,815   $239,600
====================================================================================================================================

Total asset GAP
GAP                                $ 20,317    ($21,944)  $ 9,329      $22,073    $21,288   $  51,063    ($51,063)        --
Cumulative GAP                     $ 20,317     ($1,627)  $ 7,702      $29,775    $51,063   $  41,063   $       0         --
Cumulative GAP/Total assets            8.48%      (.68)%     3.21%       12.43%     21.31%      21.31%          0%        --

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

                                   12 of 18

NON-INTEREST INCOME                                       Quarter Ended
-------------------------------------------------------------------------------------------------------
                               September 30,    June 30,     March 31,    December 31,   September 30,
(in thousands)                          1995        1995          1995            1994            1994
-------------------------------------------------------------------------------------------------------
Gain on sale of mortgage
 loans                                 $  --       $  51         $  85           $ 218           $ 222
Loan fees                                 51          22            20              78              39
Trust fees                               178         135           156             146             163
Gain on sale of SBA loans                 63          45           105             343             151
Depositor service fees                    78          67            71              64              69
Other                                     81          87            56              59              57
-------------------------------------------------------------------------------------------------------
Total other income                     $ 451       $ 407         $ 493           $ 908           $ 701
-------------------------------------------------------------------------------------------------------

Non-interest income was $451,000 for the third quarter of 1995, an increase of $44,000 from the second quarter of 1995, and a decrease of $250,000 from the third quarter of 1994. The increase from the second quarter of 1995 was due to the $43,000 increase in trust fees. It is anticipated this trend will continue as the trust department increases their assets under management.

NON-INTEREST EXPENSE                                           Quarter Ended
---------------------------------------------------------------------------------------------------------------
                              September 30,        June 30,       March 31,    December 31,   September 30,
(in thousands)                         1995            1995            1995            1994            1994
---------------------------------------------------------------------------------------------------------------
Compensation and benefits            $1,694          $1,600          $1,635          $1,270          $1,397
Occupancy and equipment                 430             392             396             372             362
Professionals services                  277             230             204             307             109
Legal settlement and costs               --           1,700              --             250              --
FDIC insurance and
 assessments                             22             135             125             127             127
Supplies, telephone and
 postage                                109             108             128             119             110
Data processing                          39              30              33              29              32
Client services                          95              91              70              86              86
Other real estate, net                    1              (7)             41               7               9
Other                                   315             321             295             208             276
---------------------------------------------------------------------------------------------------------------
Total operating expenses             $2,982          $4,600          $2,927          $2,775          $2,508
                                     ======          ======          ======          ======          ======

Non-interest expenses were $3.0 million for the third quarter of 1995, a decrease of $1.6 million from the second quarter of 1995, and an increase of
$500,000 from the third quarter of 1994.   The decrease from the second quarter
of 1995 is attributed to the one time charge of $1.7 million in the second quarter of 1995 for legal settlement in the trust department. In addition the third quarter of 1995 benefited from a refund of FDIC deposit insurance premium of approximately $85,000. The Company's FDIC insurance premium will continue to be lower than prior periods, as the FDIC insurance fund has been recapitalized allowing all banks to benefit from lower premiums. The increase in the third quarter of 1995, when compared to the third quarter of 1994, was primarily due to increased compensation and benefits expense.

INCOME TAXES

CUNB's income tax expense was provided according to statutory ratios in effect for the current year, offset by deductions for certain tax credits. CUNB did not require a valuation allowance related to its deferred tax asset.

                                   13 of 18

FINANCIAL CONDITION
CAPITAL RATIOS
The Company's and the Bank's risk-based capital and leverage ratios were as follows:

--------------------------------------------------------------------------------------------------------
CAPITAL RATIOS                     September 30,   June 30,   March 31,   December 31,   September 30,
(in thousands)                              1995       1995        1995           1994            1994
--------------------------------------------------------------------------------------------------------
Consolidated Company
--------------------
GAAP equity ratio:
 GAAP equity                            $ 18,192   $ 17,622    $ 18,355       $ 18,037        $ 17,872
 Total assets                            239,874    243,579     233,261        223,144         216,318
 Equity to assets ratio                     7.58%      7.23%       7.87%          8.08%           8.26%
Leverage ratio:
 GAAP equity                            $ 18,192   $ 17,622    $ 18,355       $ 18,037        $ 17,872
 Average quarterly assets                231,105    230,265     223,093        214,889         206,467
 Leverage capital ratio                     7.87%      7.65%       8.23%          8.39%           8.66%
 Minimum requirement                        3.00%      3.00%       3.00%          3.00%           3.00%
 Well capitalized requirement               5.00%      5.00%       5.00%          5.00%           5.00%
Risk-based Capital Ratios:
 Tier I capital                         $ 18,192   $ 17,622    $ 18,355       $ 18,037        $ 17,872
 Tier II capital allowed                   4,785      2,288       2,268          2,082           2,086
--------------------------------------------------------------------------------------------------------
Total risk-based capital                $ 22,977   $ 19,910    $ 20,623       $ 20,119        $ 19,958
========================================================================================================
Risk-based assets                        184,830    183,000     181,474        166,592         166,889
Tier I risk-based capital ratio             9.84%      9.63%      10.11%         10.83%          10.71%
 Minimum requirement                        4.00%      4.00%       4.00%          4.00%           4.00%
 Well capitalized requirement               6.00%      6.00%       6.00%          6.00%           6.00%
Total Risk-based Capital Ratio             12.43%     10.88%      11.36%         12.08%          11.96%
 Minimum requirement                        8.00%      8.00%       8.00%          8.00%           8.00%
 Well capitalized requirement              10.00%     10.00%      10.00%         10.00%          10.00%
========================================================================================================
Bank Only
---------
GAAP equity ratio:
 GAAP equity                            $ 17,140   $ 16,732    $ 16,962       $ 16,851        $ 16,624
 Total assets                            239,597    243,579     233,205        222,839         216,312
 Equity to assets ratio                     7.15%      6.87%       7.27%          7.56%           7.69%
Leverage ratio:
 GAAP equity                            $ 17,140   $ 16,732    $ 16,962       $ 16,851        $ 16,624
 Regulatory Accounting
 Adjustment                                    4        (30)        (65)           (65)            (57)
--------------------------------------------------------------------------------------------------------
 Regulatory Equity                      $ 17,144   $ 16,702    $ 16,897       $ 16,786        $ 16,567
--------------------------------------------------------------------------------------------------------
 Average quarterly assets               $230,911   $230,109    $222,901       $214,785        $206,367
 Leverage capital ratio                     7.42%      7.26%       7.58%          7.82%           8.03%
 Minimum requirement                        3.00%      3.00%       3.00%          3.00%           3.00%
 Well capitalized requirement               5.00%      5.00%       5.00%          5.00%           5.00%
Risk-based Capital Ratios:
 Tier I capital                         $ 17,144   $ 16,732    $ 16,897       $ 16,786        $ 16,567
 Tier II capital                           4,783      2,285       2,268          2,079           2,084
--------------------------------------------------------------------------------------------------------
Total risk-based capital                $ 21,927   $ 19,017    $ 19,165       $ 18,865        $ 18,651
========================================================================================================
Risk-based assets                       $184,607   $182,837    $181,417       $166,288        $166,691
Tier I risk-based capital ratio             9.29%      9.15%       9.31%         10.09%           9.94%
 Minimum requirement                        4.00%      4.00%       4.00%          4.00%           4.00%
 Well capitalized requirement               6.00%      6.00%       6.00%          6.00%           6.00%
Total Risk-based Capital Ratio             11.88%     10.40%      10.56%         11.34%          11.19%
 Minimum requirement                        8.00%      8.00%       8.00%          8.00%           8.00%
 Well capitalized requirement              10.00%     10.00%      10.00%         10.00%          10.00%
========================================================================================================

                                   14 of 18

The Bank's Tier 1 and Total Risk-based capital ratios were 9.29% and 11.88% respectively, at September 30, 1995, compared with 10.09% and 11.34%, respectively, at December 31, 1994, and 9.94% and 11.19% respectively, at September 30, 1994. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.42% at September 30, 1995, compared to 7.82% at December 31, 1994 and 8.03% at September 30, 1994. To be considered well capitalized as defined under the regulatory framework for prompt corrective action, an institution must have a risk-based Tier 1 capital ratio of 6.0% or greater, a risk-based total capital ratio of 10% or greater and a leverage ratio of 5.0% or greater. The Bank's risk-based capital and leverage ratios have exceeded the ratios for a well capitalized financial institution for all periods presented above.

The Company issued $3,000,000 in 11.5% subordinated debentures, $2,475,000 on September 27, 1995 and $525,000 on October 31, 1995, with a maturity date of September 15, 2005. The private placement offering was increased to $3.0 million from its original $2.5 million level when it was oversubscribed. The debentures may be redeemed by the Company beginning October 1998 with a redemption premium of 5% which declines accordingly to 0% by October 2003. The funds will be utilized to support asset growth and maintain the well capitalized status at the Company subsidiary (the Bank).

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

PROVISION AND RESERVE FOR LOAN LOSSES
The following schedule details the activity in the Bank's reserve for loan losses and related ratios for each of the last five quarters:

                                                              Quarter ended
-----------------------------------------------------------------------------------------------------------
                                    September 30,   June 30,     March 31,    December 31,   September 30,
(in millions)                                1995       1995          1995            1994            1994
-----------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  beginning of period                      $2,454     $2,359       $ 2,918          $2,286          $1,951
Provision charged to operations                75         85           431             785             450
Loans charged off                              15         (4)       (1,001)           (153)           (123)
Loan recoveries                                 8         14            11              --               8
-----------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  end of period                            $2,522     $2,454       $ 2,359          $2,918          $2,286
===========================================================================================================
Ratio of:
Reserve for loan losses to loans             1.69%      1.70%         1.60%           2.09%           1.66%
Reserve for loan losses to
  Nonperforming assets                      85.90%     68.33%        78.66%          58.47%          50.67%
-----------------------------------------------------------------------------------------------------------

The provision for loan losses was $75,000 in the third quarter of 1995, down slightly from the $85,000 in the second quarter of 1995, and significantly from the $450,000 in the third quarter of 1994.

Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, and the existing and prospective economic conditions when

                                   15 of 18
determining the adequacy of the loan loss reserve. The reserve for loan losses was $2.5 million at September 30, 1995, compared with $2.3 million at September 30, 1994.

The ratio of the reserve for loan losses to total loans was 1.69% at September 30, 1995, compared with 1.70% at June 30, 1995, and 1.66% at September 30, 1994. The ratio of the reserve for loan losses to total nonperforming assets, including foreclosed real estate, was 85.90% at September 30, 1995, compared to 68.33% at June 30, 1995 and 50.67% at September 30, 1994.

NON-ACCRUING LOANS, RESTRUCTURED LOANS, ACCRUING LOANS PAST DUE 90 DAYS OR MORE AND FORECLOSED PROPERTIES

-----------------------------------------------------------------------------------------------------------------
                                             September 30,   June 30,   March 31,   December 31,   September 30,
(in millions)                                         1995       1995        1995           1994            1994
-----------------------------------------------------------------------------------------------------------------
Non-accruing loans                                  $2,539     $2,426      $2,743         $3,244          $3,162
Restructured loans                                      --         --          --             --              --
Accruing loans past due 90 days or more                405      1,166         256          1,371             762
-----------------------------------------------------------------------------------------------------------------
Total nonperforming loans                            2,944      3,592       2,999          4,615           3,924
OREO                                                    --         --          --            375             587
                                                    ------     ------      ------         ------          ------
Total nonperforming assets                          $2,944      3,592      $2,999         $4,990          $4,511
=================================================================================================================
Total nonperforming loans to total assets             1.22%      1.47%       1.29%          2.24%           2.08%
=================================================================================================================

Total nonperforming assets were $2.9 million at September 30, 1995, compared with $3.6 million at June 30, 1995, and $4.5 million at September 30, 1994. Nonperforming loans, which includes non-accruing loans, restructured loans, and accruing loans which are past due 90 days or more, were $2.9 million at September 30, 1995, compared with $3.6 million at June 30, 1995, and $3.9 million at September 30, 1994.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $405,000 at September 30, 1995, compared with $1.2 million at June 30, 1995, and $762,000 at September 30, 1994. It is the Bank's policy to discontinue the accrual of interest when the ability of a borrower to repay principal or interest is in doubt, or when a loan is past due 90 days or more, except when, in management's judgment, the loan is well secured and in the process of collection.

At September 30, 1995, the Bank had no foreclosed properties at the end of the first three quarters of 1995, compared with $375,000 at December 31, 1994, and $587,000 at September 30, 1994.

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

                                   16 of 18

                          PART II.  OTHER INFORMATION

In July 1995, the Bank entered into an agreement with Sumitomo Bank
("Sumitomo") to settle litigation brought against the Bank by Sumitomo, as trustee for the California Dental Guild Mortgage Fund II, alleging that the Bank did not perform its fiduciary duties as a trustee properly. Under the settlement agreement, the Bank made a payment of $1,850,000 to fully settle the litigation on July 21, 1995. The settlement amount had been accrued in the second quarter of 1995.

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

(a) Exhibits

           10.12 Litigation Settlement filed as Exhibit 10.12 of Registrant's Exhibits

           10.13 Emerson Lease filed as Exhibit 10.13 of Registrant's Exhibits

           27    Financial Data Schedule

(b) Reports on Form 8-K for the quarter covered by this report


                                 SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CUPERTINO NATIONAL BANCORP
(Registrant)

By:

/s/ Steven C. Smith
-------------------------------
Steven C. Smith
 Executive Vice President, Chief Operating Officer
  & Chief Financial Officer


Date:    November 14, 1995

                                   17 of 18

                               Index to Exhibits


Number            Exhibit
------            -------

3.1 Amended Articles of Incorporation of Cupertino National Bancorp - filed as Exhibit 4.1 of Registrant's Exhibits to Form S-8 Registration Statement (N0. 33-36057), as filed with the Securities and Exchange Commission (the "Commission") on July 25, 1990 and incorporated herein by reference.


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

4.2 Form of Subordinated Debentures filed as Exhibit 1 of Registrant's Exhibits to form 8-K as filed with the Commission on October 25, 1995 and incorporated herein by reference.

10.12             Litigation Settlement filed as Exhibit 10.12 of Registrant's
                  Exhibits

10.13             Emerson Lease filed as Exhibit 10.13 of Registrant's Exhibits

10.14 1995 Stock Option Plan as Exhibit 10.14 of Registrant's Form S-8 registration statement filed with Commission on September 7, 1995 and incorporated herein by reference.

10.15             Cupertino National Bancorp 104(k) Profit Sharing Plan as
                  Exhibit 10.15 of Registrant's Form S-8 registration statement filed with Commission on September 7, 1995 and incorporated herein by reference.

10.16             Cupertino National Bancorp Employee Stock Purchase Plan as
                  Exhibit 10.16 of Registrant's Form S-8 registration statement filed with Commission on September 7, 1995 and incorporated herein by reference.

27                Financial Data Schedule