Form 10-K405
period 1995-12-31
CUPERTINO NATIONAL BANCORP
filed 1996-03-29
CIK 757790

                            Washington, D.C. 20549
                                   FORM 10-K


(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended DECEMBER 31, 1995

                                      OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
               For the transition period from ____________ to __________

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

                                (408) 996-1144
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 1996, as reported on the NASDAQ National Market System, was approximately $17,688,283. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of COMMON STOCK, NO PAR VALUE, of registrant outstanding as of March 15, 1996 was 1,857,105.

                                _______________

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts I, II, III, and IV of this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Shareholders to be held May 16, 1996 (Part III), and (2) registrant's Annual Report to Shareholders for the year ended December 31, 1995 (Parts I, II and IV).

                                      PART I

ITEM 1.  BUSINESS

GENERAL

          Cupertino National Bancorp (the "Company") is a California corporation and bank holding company. Cupertino National Bank & Trust ("CNB"), a wholly-owned subsidiary of the Company, is a national bank conducting a commercial banking business. The Company was organized in August 1984, and CNB began operations in May 1985. The Company and CNB have their principal offices at 20230 Stevens Creek Boulevard, Cupertino CA 95014. The Company's current activities are principally acting as the holding company for CNB and as the lessee and sublessor to CNB of the premises on which CNB's headquarters is located.

          CNB provides a wide range of commercial banking services to small and medium-sized businesses, real estate firms, business executives, professionals and other individuals. Trust services are provided by a separate department of the Bank to support the trust needs of its clients. CNB's strategy emphasizes acquiring and developing relationships with clients in the Bank's service area. Personal service officers are assigned to each borrowing client to provide continuity to the relationship.

          CNB provides commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues in the range of $1 million to $35 million. Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable or leasehold improvements, loans to purchase equipment, and loans for general working capital purposes, collateralized by equipment. CNB's commercial customers are drawn from a wide variety of manufacturing, wholesale and service businesses, and are not concentrated in any one particular industry. Loans to real estate construction and development companies are primarily for construction of single-family residences in CNB's primary service area. Such loans typically range between approximately $200,000 and $3,400,000. Loans to professional and other individual clients, whose income typically equals or exceeds the median income for CNB's service area, cover a full range of consumer services, such as automobile, aircraft, home improvement and home equity loans, and other secured and unsecured lines of credit, including credit cards.

          CNB has a Small Business Administration ("SBA") department which makes loans to assist smaller clients and those who are starting new businesses in obtaining financing. The loans are generally 65% to 80% guaranteed by the SBA. In 1994, CNB was named a Preferred Lender by the SBA. Preferred Lender status is awarded by the SBA to lenders who have demonstrated superior ability to generate, underwrite and service loans guaranteed by the SBA, and results in more rapid turn around of loan applications submitted to the SBA for approval.

          In May 1994, CNB opened its Emerging Growth Industries department, which evolved in 1995 into the Venture Lending group to serve the needs of companies in their start-up and development phase. This unit was developed to meet the needs of clients in CNB's service area by allowing them to access a banking relationship early in their development. The loans to this target group of clients are generally secured by the accounts receivable, inventory and equipment of the companies. The financial strength of these companies also tends to be bolstered by the presence of venture capital investors among the shareholders.

          CNB is a member of the Federal Reserve System and the deposits of the Bank's clients are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). In 1992, CNB became a member of the Federal Home Loan Bank of San Francisco ("FHLB") in order to enhance its ability to service its loan clients. This membership allows CNB to enhance its funding sources as the FHLB allows members to borrow funds by pledging securities and mortgage loans as collateral.

MARKET AREA AND CLIENT BASE

          CNB concentrates on providing service to clients in Santa Clara County and San Mateo County. CNB is headquartered in Cupertino, California which is in the center of the geographical area which is referred to as "Silicon Valley". The City of Cupertino has a population of approximately 51,300 and its average annual household income exceeds $97,200. Among metropolitan areas, Santa Clara County ranks third in California in median household income.

          The commercial base of Santa Clara County is diverse and includes computer and semiconductor manufacturing, professional services, printing and publishing, aerospace, defense, real estate construction, and wholesale and retail trade. CNB has not concentrated on attracting commercial clients from any single industry, although it has in the past emphasized lending to the residential real estate construction industry in its service area.

          In March 1991, CNB opened its first regional office in downtown San Jose. This office was established to better serve existing clients of CNB, as well as to gain new relationships from clients based in the growing financial center in the southern portion of Santa Clara County. In May 1992, CNB opened a second regional office in Palo Alto to better serve its clients in Northern Santa Clara and Southern San Mateo County. CNB intends to open its fourth office in downtown Palo Alto, in the spring of 1996.

          Many of the directors of the Company and CNB, and their affiliates, maintain deposit and loan relationships with the Bank. See Note 11 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report, incorporated herein by reference, for information regarding loans to affiliates and other significant related party transactions.

SOURCES OF FUNDS

          Most of CNB's deposits are obtained from small and medium-sized businesses, business executives, professionals and other individuals. At December 31, 1995, CNB had a total of 7,621 deposit accounts, representing 2,894 non-interest-bearing deposit (checking) accounts with an average balance of approximately $16,372 each, 3,726 interest-bearing demand, money market demand, and savings accounts with an average balance of approximately $28,176 each, and 1,001 time deposit accounts with an average balance of approximately $45,267 each. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, and rates paid by competitors on similar deposits.

          CNB has one deposit relationship with a title company, in which three of the directors of CNB serve as directors (one CNB director is also the principal shareholder and chief executive officer of the title company). Deposit balances from this client in both non-interest-bearing demand accounts and money market accounts totaled $775,000 on December 31, 1995 and ranged between $7,000 and $8.5 million during 1995.

LENDING ACTIVITIES

          CNB's loan portfolio is centered in commercial lending to small and medium-sized businesses in the manufacturing and service industries. CNB has also been an active lender in residential real estate construction.

          Approximately 54% of CNB's portfolio was in commercial loans at December 31, 1995 and real estate construction loans represented approximately 15% of total loans, primarily for residential projects. In addition, 14% of CNB's loans were real estate term loans, which are primarily secured by commercial properties. The balance of the portfolio consists of consumer loans. CNB's loan clients are primarily located in Cupertino, San Jose, Palo Alto and the surrounding communities in Santa Clara County and San Mateo County.

          The majority of loans are collateralized. Generally, real estate loans are secured by real property, and commercial and other loans are secured CNB deposits or business and personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans, and from the cash flow of the borrower for commercial and other loans.

          The interest rates charged for the loans made by CNB vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, associated factors stemming from the client's deposit relationship with CNB and CNB's cost of funds. A majority of the loans in CNB's portfolio have a floating rate.

          In its commercial loan portfolio, CNB provides personalized financial services to the diverse commercial and professional businesses in its market area, but does not concentrate on any particular industry. Commercial loans consist chiefly of short-term loans (normally with a maturity of under one year) for working capital. Significant emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment (such as accounts receivable), and in some instances, third party guarantees or highly liquid collateral (e.g., time deposits). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank's reference rate.

          CNB's Venture Lending Division works with a variety of technology companies, ranging from multimedia, software and telecommunications providers to biotechnology and medical advice firms. Venture Lending provides innovative financing and other financial services tailored to the needs of startup and growth-stage companies.

          While the commercial loan portfolio of CNB is not concentrated in any one industry, CNB's service area has a concentration of technology companies, and accordingly, the ability of any of CNB's borrowers to repay loans may be affected by the performance of this sector of the economy.

          CNB's residential real estate construction loan activity has focused on providing short-term (less than one year maturity) loans to local individuals, partnerships and corporations in the local residential real estate industry for the construction of single family residences. During 1992 through 1993, CNB concentrated its construction loan activity in the market for owner-
occupied custom residences.    During 1994, real estate values began to
stabilize and CNB began to cautiously enter the construction loan market for small townhouse and single family home projects. During 1995, CNB continued to expand its real estate construction portfolio with the help of the improving real estate market in northern California, although there can be no assurance that this trend will continue.

          Residential real estate construction loans are typically secured by first deeds of trust and require guarantees of the borrower. The economic viability of the project and the borrower's credit-worthiness are primary considerations in the loan underwriting decision. Generally, these loans provide an attractive yield, but may carry a higher than normal risk of loss or delinquency, particularly if general real estate values decline or the loan underwriting process is based upon inaccurate appraisals. CNB utilizes independent local appraisers and conservative loan-to-value ratios (e.g. loans generally not exceeding 65% to 75% of the appraised value of the property). CNB monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

          CNB's consumer loan portfolio is divided between installment loans for the purchase of such items as automobiles and aircraft, and home improvement loans and equity lines of credit which are often secured by residential real estate. Installment loans tend to be fixed rate and longer-term (one to five year maturity), while the equity line type loans are generally floating rate, and are reviewed for renewal on an annual basis. CNB also has a minimal portfolio of credit card loans, issued as an additional service to its clients.

LOAN ADMINISTRATION

          The loan policy of CNB is approved each year by its Board of Directors and is managed through periodic reviews of such policies in relation to current economic activity and the degree of risk (both credit and interest rate) in the current portfolio. The Directors' Loan Committee oversees the lending activities of the Bank. This committee consists of three outside directors, the Chairman/Chief Executive Officer, the Executive Vice President-Senior Loan Officer, Senior Vice President-Venture Lending Division Manager, Senior Vice President-Commercial Lending and the Senior Vice President-Chief Credit
Officer.  The officers in this group make up the Officers' Loan Committee.

          Sole lending authority is granted to officers on a limited basis. Loan requests exceeding individual officer approval limits are submitted to the Officers' Loan Committee, and those which exceed its limit are submitted to the Directors' Loan Committee for final approval. Both of these committees meet on a regular basis in order to provide timely responses to the Bank's clients.

          CNB's credit administration function includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. CNB has an internal asset review committee (IARC) that meets monthly to review delinquencies, non-performing assets, classified assets and other pertinent information for the purpose of evaluating credit risk within CNB's loan portfolio and to recommend general reserve percentages and specific reserve allocations. The IARC reports to the Board of Directors on a quarterly basis.

TRUST DEPARTMENT

          CNB's Trust Department commenced operations in July 1988 and in 1995, CNB renewed its focus on the expansion of its trust operations. The Trust Department offers a full range of fee-based trust services directly to its clients and administers several types of retirement plans, including corporate pension plans, 401(k) plans and individual retirement plans, with an emphasis on the investment management, custodianship and trusteeship of such plans. In addition, the Trust Department acts as executor, administrator, guardian and/or trustee in the administration of the estates of individuals. Investment and custodial services are provided for corporations, individuals and non-profit organizations. Total assets under management by the Trust Department were approximately $270 million at December 31, 1995 compared to $157 million at December 31, 1994 and $118 million at December 31, 1993. The 72% increase in trust assets is attributable to the addition of several new trust officers and the new Executive Vice President-Senior Trust Officer. CNB anticipates this rapid rise to continue in 1996 as we increase our presence in the Palo Alto marketplace with a new office scheduled to open in the late spring of 1996. There can be no assurances that the growth will continue at the rate experienced in 1995.

MORTGAGE BANKING DIVISION

          CNB opened a Mortgage Banking Division in July 1992. The purpose of this division was to originate residential mortgage loans for sale on the secondary market. The primary revenue of this division was from the premium received on the sale of such mortgage loans and their related servicing rights. CNB funded both loans which were originated directly by a mortgage banking officer and loans purchased through a network of mortgage brokers. CNB was selling both the loans and the related servicing rights through a correspondent. During 1993, CNB was designated as an approved seller/servicer by the Federal National Mortgage Association and the Federal Home Loan Corporation, known in the industry as Fannie Mae and Freddie Mac, respectively. During 1994, the increased upward pressure on interest rates caused mortgage refinancing and home purchases to significantly decline. This required CNB in June 1994 to restructure its mortgage operations and focus all of its efforts on the wholesale mortgage market. This change reduced the operating costs within the mortgage business unit; however, the operating results for the last half of 1994 did not return to acceptable levels of return on investment corresponding to the risks involved. Based on these factors, CNB determined to close its mortgage operations effective March 31, 1995. In connection with this action, CNB incurred a $180,000 after tax charge related to this operation in the first quarter of 1995.

COMPETITION

          The banking business in CNB's service area is highly competitive, as it is throughout California. Many of the major branch banking institutions in California have one or more offices in CNB's service area. CNB competes in the marketplace for deposits and loans, principally against these banks, other independent community banks, savings and loan associations, credit unions and other financial institutions.

          The major advantages that larger branch institutions have over CNB are their ability to provide wide ranging advertising programs; to allocate their investment assets in areas of higher yields and demands; and, by virtue of their greater total capitalization, to utilize substantially higher lending limits than CNB. These banks can also offer certain services, such as international banking, which are not offered directly by CNB. However, CNB is able to offer most of these services indirectly, through its correspondent institutions. Smaller independent banks, including CNB, have found a market niche by providing specialized services, and by targeting clients whose credit needs are below levels generally sought by the major branch banks.

          CNB defines its service area as the cities of Cupertino, San Jose, Palo Alto, and the surrounding cities in Santa Clara County and San Mateo County. To compete with the major financial institutions in its service area, CNB relies upon customized services and direct personal contacts by its officers, directors and staff. For clients whose loan demands exceed CNB's legal lending limit, CNB seeks to arrange such loans on a participation basis with other lenders, primarily other community banks in the San Francisco Bay Area.

EFFECT OF GOVERNMENTAL POLICIES AND LEGISLATION

          Banking is a business in which profitability depends primarily on interest rate differentials. In general, the difference between the interest rates paid by CNB on its deposits and its other borrowings and the interest rates received by CNB on loans extended to its clients and on securities held in its investment portfolio will be the principal factor affecting CNB's earnings. The interest rates paid and received by CNB are sensitive to many factors which are beyond CNB's control, including the influence of domestic and foreign economic conditions. The earnings and growth of CNB and the Company will also be affected not only by general economic conditions, including inflation, recession and unemployment, but also by monetary and fiscal policies of the United States and federal agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and/or combat recession, by its open market operations in United States Government securities, by its control of the discount rates applicable to borrowing by banks from the Federal Reserve System and by its establishment of reserve requirements for financial institutions subject to its regulation. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect the interest rates charged on loans and paid on deposits. Changes in the financial services industry as a result of such governmental policies and regulations have often contributed to increases in the cost of funds of banks and other depository institutions and may continue to affect such cost, and consequently the earnings of such institutions. However, the degree, timing and full extent of the impact of the laws or of possible changes to the laws on banking in general, and the business of the Bank in particular, presently cannot be predicted.

SUPERVISION AND REGULATION

          The following information is qualified in its entirety by reference to the complete statutory and regulatory provisions that are summarized below, which statutes and regulations are subject to change at any time. Several initiatives to revise the powers and supervision of financial institutions have been proposed and it is not possible to determine which, if any, of these changes will be adopted.

The Bank Holding Company

          The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and CNB. Under the BHCA, bank holding companies may not (subject to certain limited exceptions) directly or indirectly acquire the ownership or control of substantially all of the assets or more than 5% of any class of voting shares of any company, including a bank, without the prior written approval of the Federal Reserve Board.

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

Capital Adequacy of the Company

          The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under these guidelines the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8%. At least half of the total capital is to be composed of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less disallowed intangibles including goodwill ("Tier 1 Capital"). The remainder of a bank's allowable capital may include subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 Capital").

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

          At December 31, 1995, the Company and CNB had total capital and leverage capital ratios above the minimums required by the Federal Reserve Board.

CNB

          CNB, as a national banking association, is subject to the National Bank Act and to primary supervision, examination and regulation by the Comptroller of the Currency (the "Comptroller"). The Comptroller regulates the number and locations of branch offices of a national bank. CNB is also a member of the Federal Reserve System and is subject to applicable provisions of the Federal Reserve Act and regulations issued pursuant thereto. Each depositor's accounts with CNB are insured by the Bank Insurance Fund, which is managed by the FDIC, to the maximum aggregate amount permitted by law, which is currently $100,000 for all insured deposits of the depositor. For this protection, CNB pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The Federal Reserve Board requires banks to maintain non-interest bearing reserves against certain of their transactional accounts (primarily deposit accounts that may be accessed by writing checks) and non-personal time deposits.

          As a creditor and a financial institution, CNB is subject to certain regulations promulgated by the Federal Reserve Board including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act) and Regulation F (interbank liabilities), Regulation Z (Truth in Lending

Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As a creditor on loans secured by real property and as an owner of real property, CNB may be subject to potential liability under various statutes and regulations applicable to property owners including statutes and regulations relating to the environmental condition of the property. CNB is also subject to applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law. California law exempts banks from the usury laws.

          The supervision, regulation and examination of CNB by the bank regulatory agencies are generally intended to protect depositors and are not intended to protect the Company's shareholders.

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

          Effective January 1, 1991, California adopted legislation permitting any out-of-state bank holding company to acquire an existing California bank if its state of principal business provides reciprocal rights to California bank holding companies. The Superintendent has determined that substantial reciprocity exists between California and a variety of states including Arizona, Oregon, Washington, and New York. Although these changes have had the impact of increasing competition among banks and between banks and other financial service providers, the long-term effects of this increased competition on the Bank and on the competition which may arise as a result of the Interstate Act or other regulatory changes, cannot be determined at this time.

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

          On February 28, 1991, the FDIC adopted minimum "leverage ratio" standards for certain banking organizations. The leverage ratio is a ratio of Tier 1 capital to quarterly average total assets. The minimum required leverage ratio is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of between 4.0% and 5.0% Tier 1 capital.

          At December 31, 1995, CNB had capital ratios, both risk-adjusted and leverage, which placed it in the "well capitalized" category. For an analysis of the capital ratios of CNB as of December 31, 1995, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Capital Resources" in the 1995 Annual Report to Shareholders, which is incorporated herein by reference. The Company does not presently expect that compliance with regulatory capital guidelines will have a material adverse effect on the business of the Company or CNB. The Company anticipates that if significant asset growth continues in the future, such growth may necessitate the addition of capital to comply with regulatory guidelines.

Financial Institutions Reform, Recovery and Enforcement Act

          The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") mandated changes that continue to affect the financial institutions industry. FIRREA substantially revised the regulatory structure of the banking, savings and financial services industries. Many of these changes directly affect CNB and the Company. Deposits at commercial banks such as CNB are now insured by the Bank Insurance Fund ("BIF") of the FDIC.

          FIRREA requires the banking regulatory agencies to make written evaluations after examining a depository institution for compliance with the Community Reinvestment Act ("CRA"). The CRA evaluations now include a public section, including the CRA rating agency assigned to CNB, and a confidential section, which is not released to either the public or the institution, except under limited circumstances. The regulatory guidelines now require each institution to place the written evaluation in its CRA public file at its head office and at one designated office in each local community. FIRREA also revised the rating system for CRA compliance.

          FIRREA mandated appraisals by state-certified or state-licensed appraisers for loans made by financial institutions over certain amounts. Effective December 31, 1992, an appraisal by a state-certified appraiser is required for the following types of bank loans secured by real estate: (1) any real estate loan transaction having a value of $1 million or more, or (2) any non-residential real estate transaction or complex residential real estate transaction in the amount of $250,000 or more. In addition, an appraisal by a state-licensed appraiser is required for any real estate transaction having a value of more than $100,000. The State of California has established a program for the licenser and certification of real estate appraisers in order to meet the requirements of FIRREA.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

          On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law. Among other things, FDICIA recapitalized the BIF, implemented deposit insurance reform, and imposed new supervisory standards requiring annual examinations, independent audits, uniform accounting and management standards and prompt corrective action for problem institutions. As a result of FDICIA, depository institutions and their affiliates are subject to federal standards which govern asset growth, interest rate exposure, executive compensation, and many other areas of depository institution operations. Only the most highly capitalized and well-managed institutions are allowed to expand their operations and activities. Undercapitalized institutions are subject to activity limitations and other restrictions.

          BIF Recapitalization. FDICIA provides increased funding for the BIF, primarily by increasing the authority of the FDIC to borrow from the U.S. Treasury Department. A significant portion of any such borrowing will be repaid by insurance premiums assessed on BIF members, including CNB, sufficient to repay any borrowed funds within 15 years and to provide BIF reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits.

          Risk Based Deposit Insurance Rates. On January 1, 1994, a permanent risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The assessment rates under the system at that time ranged from 0.25 percent to 0.31 percent of domestic deposits depending on the assessment category into which an insured bank is placed. Once the BIF reached reserves equal to $1.25 for each $100 of insured deposits the assessment ratio would decline. Effective July 1995, the BIF attained its level of required reserves and the assessment ratios under the system were adjusted to a range of 0.0 percent (a minimum of $500 per quarter is assessed, however) to
0.27 percent.

          Brokered Deposits. Under FDIC regulations governing the receipt of brokered deposits, a bank cannot accept brokered deposits (which term is defined to mean deposits with an interest rate which significantly exceeds prevailing rates in its market) unless (i) it is well capitalized or (ii) it is adequately capitalized and has received a waiver from the FDIC. Except under certain conditions, a bank that cannot accept brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. CNB is considered to be well capitalized for purposes of this regulation and in 1994 began accepting limited amounts of brokered deposits to help manage its liquidity position.

          Prompt Corrective Regulatory Action. FDICIA categorizes banking institutions as well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A bank is subject to corrective action if it is not adequately capitalized. Significantly and critically undercapitalized banks are subject to extensive federal regulatory control, including closure. A bank's capital tier depends upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage capital measure, and upon certain other factors. The federal banking authorities adopted regulations effective December 19, 1992, which define the capital measures a bank must meet in order to be considered well capitalized as a ratio of total capital to risk-weighted assets of not less than 10.0%, a ratio of Tier 1 capital to risk-weighted assets of not less than 6.0% and a leverage ratio of Tier 1 capital to average quarterly assets of not less than 5.0%. A bank will be considered adequately capitalized if it has a ratio of total capital to risk-weighted assets of not less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of not less than 4.0%, and a leverage ratio of Tier 1 capital to average quarterly assets of not less than 4.0%. The capital levels for the undercapitalized category are defined as any level under 8.0% for the total risk-based capital ratio, under 4.0% for the Tier 1 risk-based capital ratio, or under 4.0% for the Tier 1 leverage ratio. A bank will be considered significantly undercapitalized if it has a ratio of total capital to risk-weighted assets that is less than 6.0%, a ratio of Tier 1 capital to risk-weighted assets that is less than 3.0%, or a Tier 1 leverage ratio that is less than 3.0%. A bank will be considered critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition to FDICIA's capital requirements, a financial institution may be reclassified and subject to corrective action if it receives a less than satisfactory rating in its most recent examination for its assets, management, earnings or liquidity. The Company and CNB were considered "well capitalized" at December 31, 1995.

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

          Real Estate Lending. As required by FDICIA, on December 19, 1992, the federal banking agencies adopted uniform regulations prescribing standards for real estate lending effective March 19, 1993. The uniform rules require depository institutions to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices, as well as establish loan-to-value limitations on real estate lending by insured depository institutions. The loan-to-value limits do not apply to loans guaranteed by the U.S. Government or backed by the full faith and credit of a state government; loans facilitating the sale of real estate acquired by the lending institution in the ordinary course of collecting a debt previously contracted; loans where real estate is taken as additional collateral solely through an abundance of caution by the lender; loans renewed, refinanced, or restructured by the original lender to the same borrower, without the advancement of new funds; or loans originated prior to the effective date of the regulation. The new regulations also allow lending institutions to make a limited amount of loans that do not conform to the regulations' loan-to-value limitations. CNB has amended its real estate lending policies to comply with this legislation; such amendments are not expected to adversely affect the Bank's operations or profitability.

          Standards for Safety and Soundness. In September of 1992, the FDIC proposed regulations to require management to establish and maintain an internal control structure and procedures to ensure compliance with laws and regulations concerning bank safety and soundness on matters such as loan underwriting and documentation, asset quality, earnings, internal rate risk exposure and compensation and other employee benefits. The proposals, among other things, establish the maximum ratio of classified assets to total capital at 1.0 and the minimum level of earnings sufficient to absorb losses without impairing capital. The proposals provide that a bank's earnings are sufficient to absorb losses without impairing capital if the bank is in compliance with minimum capital requirements and the bank would, if its net income or loss over the last four quarters continued over the next four quarters, remain in compliance with minimum capital requirements. Any institution which failed to comply with these standards would be required to submit a compliance plan. The failure to submit a plan or to comply with an approved plan would subject the institution to further enforcement action. Finally, independent auditors would be required to attest to or report separately on assertions in management's report, by using audit procedures agreed upon by the FDIC for determining the extent of compliance with laws and regulations concerning bank safety and soundness. In anticipation of the adoption by the FDIC of the proposed regulations, CNB has taken steps to document and establish additional internal control structures and procedures, as necessary, to ensure compliance with new requirements imposed by FDICIA and the regulations thereunder concerning CNB's safety and soundness. CNB's audit committee is composed entirely of outside directors.

PAYMENT OF DIVIDENDS

          There are statutory and regulatory requirements applicable to the payment of dividends by CNB to the Company and by the Company to its shareholders.

          By the Company.   The Company began paying cash dividends in December
1994. The Company anticipates continuing to pay cash dividends on a semi-annual basis to the shareholders of the Company, when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law").
The amount of the annual dividend is anticipated to generally range between 10% to 25% of estimated annual earnings. The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets the following two generally stated conditions: (i) the corporation's assets equal at least
1.25 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, the corporation's current assets must equal at least 1.25 times it current liabilities. The primary source of funds for payment of dividends by the Company would be obtained from dividends received from CNB.

          By CNB. The board of directors of a national bank may declare the payment of dividends from funds legally available therefore, depending upon the earnings, financial condition and cash needs of the bank and general business conditions. A national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad debts. A national bank is further restricted from declaring a dividend on its shares of common stock until its surplus fund equals the amount of capital stock, or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits of the preceding half year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods in the case of an annual dividend, are transferred to the surplus fund. Furthermore, if the total of all dividends declared by a bank in any calendar year would exceed the total of its retained net profits of that year combined with its net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock, then the approval of the Comptroller is required for the payment of any dividends.

          Guidelines of the Comptroller set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to revise or develop a comprehensive capital plan, complete with financial projections, budgets and dividend guidelines. The Comptroller has broad authority to prohibit a national bank from engaging in banking practices which it considers to be unsafe and unsound. It is possible, depending upon the financial condition of the national bank in question and other factors, that the Comptroller may assert that the payment of dividends or other payments by a bank is considered an unsafe or unsound banking practice and, therefore, direct the bank to implement corrective action to address such a practice. Accordingly, the future payment of cash dividends by CNB to the Company will not only depend upon CNB's earnings during any fiscal period, but also upon the assessment of CNB's Board of Directors of the capital requirements of CNB and other factors, including dividend guidelines and the maintenance of an adequate allowance for loan and lease losses.

Policy Statement on Allowance for Loan Losses

          In 1993, the Federal banking agencies, through the Federal Financial Institutions Examination Council, issued a uniform policy statement on the adequacy of the reserves for loan and lease losses. The policy statement establishes a benchmark equal to the sum of (a) 100% of assets classified as uncollectible, (b) 50% of assets classified as doubtful, (c) 15% of assets classified substandard and (d) estimated credit losses on other assets over the upcoming 12 months. Federal bank examiners will measure the reasonableness of a banks' methodology for computing its reserves against this benchmark which is designed to be neither a floor nor a safe harbor.

Community Reinvestment Act and Fair Lending Developments

          The CRA requires banks, as well as other lenders, to identify the communities served by the bank's offices and to identify the types of credit the bank is prepared to extend within such communities. The CRA also requires an assessment of the performance of the bank in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application. CNB is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the Federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

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

PENDING LEGISLATION AND REGULATIONS

          Certain legislative and regulatory proposals which could affect the Company, CNB and the banking business in general are pending, or may be introduced, before the U.S. Congress, the California State Legislature, and Federal and State government agencies. The U.S. Congress is considering numerous bills that could reform the banking laws substantially, particularly if the current legal barriers between commercial banking and investment banking are eliminated, as is now being proposed.

          It is not known to what extent, if any, these proposals will be enacted or what effect such legislation would have on the structure, regulation, or competitive relationship of financial institutions. It is likely, however, that many of these proposals would subject the Company and CNB to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

          In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. FDICIA requires the regulatory agencies to adopt numerous rules, regulations, standards and guidelines over the next several years. Some of these regulations have been proposed. With respect to others, the agencies have solicited comments from the industry on the form the regulations should take. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the effect that such legislation may have on the business of the Company and CNB.

SUBORDINATED DEBENTURE

          In 1995, the Company consummated a private offering of $3.0 million in 11.5% subordinated notes. The notes, which will mature on September 15, 2005, were offered to the Board of Directors, bank officers and other accredited investors within the meaning of Rule 501 under the Securities Act of 1933, as amended. The debentures are redeemable by the Company after September 30, 1998 at a premium ranging from 0% to 5% of the premium redeemed. In an identical transaction, CNB issued subordinated debt to the Company in an equal amount.
The notes qualify as Tier 2 capital of CNB.

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

SELECTED STATISTICAL INFORMATION

          The following tables present selected financial information regarding the Bank's loans and deposits. This information should be read in conjunction with the company's Consolidated Financial Statements and the notes thereto and Management's Discussion and Analysis of Financial condition and Results of Operations included in the Company's 1995 Annual Report to Shareholders, which has been incorporated herein by reference.

TABLE I - LOAN MATURITIES - The following table details the maturity structure of the Bank's Commercial, SBA, Venture Lending and Real Estate Construction and Land loan portfolio at December 31, 1995.

(Dollars in Thousands)              Commercial,         Real estate
                                     SBA and          construction and
Loan due in:                      Venture Lending           Land
-------------------------------------------------------------------------------
One year or less:
     Floating Rate                   $54,151                $23,480
     Fixed Rate                        1,435                    409
One to five years:
     Floating Rate                    27,293                     --
     Fixed Rate                        5,172                     --
After five years:
     Floating Rate                        --                     --
     Fixed Rate                          501                     --
                                     -------                -------
Total                                $88,552                $23,889
                                     =======                =======

TABLE II - COMPOSITION OF LOANS - The following table details the composition of CNB's gross loan portfolio at:

                                                                       December 31
                              -----------------------------------------------------------------------------------------------
                                    1995                 1994                   1993              1992             1991
                              -----------------------------------------------------------------------------------------------
(Dollars in millions)             $        %          $          %            $        %        $       %        $       %
                              -----------------------------------------------------------------------------------------------
Commercial                      88.6       54.0      81.7        58.6        77.7     57.7     73.5    56.9      60.6    57.8
Real estate construction
 and Land                       23.9       14.5      18.1        13.0        19.1     14.2     23.0    17.8      17.0    16.3
Real estate term                23.0       14.0      13.1         9.4        12.1      9.0     11.2     8.7       9.6     9.2
Consumer                        28.7       17.5      21.1        15.1        18.2     13.5     16.6    12.8      17.5    16.7
                              -----------------------------------------------------------------------------------------------
Total                          164.2      100.0     134.0        96.1       127.1     94.4    124.3    96.2     104.7   100.0
                              -----------------------------------------------------------------------------------------------
Loans Held For Sale               --         --       5.4         3.9         7.6      5.6      4.9     3.8        --      --
                              -----------------------------------------------------------------------------------------------
Total Loans                   $164.2      100.0    $139.4       100.0      $134.7    100.0   $129.2   100.0    $104.7   100.0
                              ===============================================================================================

TABLE III - NON-PERFORMING LOANS -The following table details CNB's non-performing loan portfolio for the last five years.

                                                            December 31
                                     -------------------------------------------------------
(Dollars in thousands)                  1995         1994       1993        1992        1991
                                      ------------------------------------------------------
Non-accrual                           $2,513       $3,244     $  997        $513        $738
Accruing loans past due                  830        1,371      1,903          --          55
  90 days or more
Restructured loans                        --           --         --          --          --
                                      ------------------------------------------------------
Total                                 $3,343       $4,615     $2,900        $513        $793
Percent of total loans                   2.0%         3.3%       2.2%         .4%         .8%
                                      ------------------------------------------------------

TABLE IV - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES - CNB's allocation of its allowance for loan losses for the past five years is detailed as follows:

                                                                          December 31
                        ----------------------------------------------------------------------------------------------------------
(Dollars in thousands)       1995                  1994                  1993                1992                 1991
                        ----------------------------------------------------------------------------------------------------------
                           $     Percent to       $    Percent to       $   Percent to      $     Percent to     $    Percent to
                                 total loans           total loans          total loans           total loans         total loans
                        ----------------------------------------------------------------------------------------------------------
Amount of allowance
 allocated to:

Commercial               $1,057      0.65       $1,834      1.32      $1,496    1.11      $1,216      0.94      $1,018      0.97

Real estate
construction
and land                    153      0.09          180      0.13         308    0.23         263      0.20         184      0.18

Real estate term            696      0.43          132      0.09         391    0.29          56      0.05          48      0.04

Consumer                    273      0.17          273      0.19          10    0.01         190      0.14         217      0.20

Loans held for sale          --        --           14      0.01          27    0.02          23      0.02          --        --

Unallocated                 504      0.30          485      0.35          15    0.01          --        --           3       .01
                        ----------------------------------------------------------------------------------------------------------
    Total                $2,683      1.64       $2,918      2.09      $2,247    1.67      $1,748      1.35      $1,470      1.40
                        ==========================================================================================================

TABLE V - The following table summarizes the activity in CNB's allowance for loan losses for the past five years:

                                                            December 31
                                     -------------------------------------------------------
(Dollars in thousands)                  1995         1994       1993        1992        1991
                                     -------------------------------------------------------
Allowance for loan losses:
   Balance at the beginning
    of period                        $ 2,918      $ 2,247    $ 1,748      $1,470      $1,301
Charge Offs:
   Commercial                           (973)        (748)    (1,069)       (520)        (23)
   Real estate construction               --         (123)        --         (62)       (188)
   Real estate term                       --           --         --          --          --
   Consumer installment                 (101)        (141)      (159)       (145)         (2)
                                     -------------------------------------------------------
       Total                          (1,074)      (1,012)    (1,228)       (727)       (213)
Recoveries:
  Commercial                             156           57         --           4          --
  Real estate construction                --           --         --          95          --
  Real state term                         --           --         --          --          --
  Consumer installment                     2            6         48           4          --
                                     -------------------------------------------------------
      Total                              158           63         48         103          --
Net charge-offs                         (916)        (949)    (1,180)       (624)       (213)
                                     -------------------------------------------------------
Provision charged to income              681        1,620      1,679         902         382
                                     -------------------------------------------------------
Balance at the end of period         $ 2,683      $ 2,918    $ 2,247      $1,748      $1,470
                                     =======================================================

Table VI - IMPAIRED LOANS

The following table details the carrying value of CNB's impaired loans, in accordance with FASB 114, by type of loan as of December 31, 1995:

                                                                 Net
                                     Recorded     Valuation    Carrying
(Dollars in thousands)                Amount      Allowance      Value
                                    -----------------------------------
Commercial                            $  851         $260       $  591
Real Estate -  Construction
 and Land                                 --           --           --
Real Estate  - Term                    1,662          249        1,413
                                    -----------------------------------
Total                                 $2,513         $509       $2,004
                                    ===================================

       All the above impaired loans were measured based on the fair value of the loan's collateral. The allowance for loan losses for all other loans, including consumer loans which are considered to be small homogenous loans as defined by FAS 114, is determined based on the methodology discussed in the Company's Annual Report.

       CNB considers a loan impaired when, based on current information and events, it is probable that CNB will be unable to collect all amounts due according to the contractual terms of the loan agreement. This policy is generally consistent with CNB's nonaccrual policy. Loans which are over 90 days contractually delinquent and loans which have developed inherent problems prior to being 90 days delinquent are considered impaired. An insignificant delay or shortfall in the amount of payments is not considered an event that, when considered in isolation, would automatically cause a loan to be considered impaired for purposes of FAS 114. Examples for insignificant delays or shortfalls may include, depending on the specific facts and circumstances, those that are associated with temporary stoppage in operations due to equipment failure or a natural disaster, or due to tight cash flows during the off-peak season of a business loan customer. CNB did not recognize interest on impaired loans during the year ended December 31, 1995.


Table VII - MATURITIES OF CERTIFICATES OF DEPOSIT

The following table presents the maturities of CNB's certificates of deposit over $100,000 as of December 31, 1995.



(Dollars in thousands)
----------------------
Three months or less        $21,256
Three to six months           4,489
Six to twelve months          1,210
Over twelve months              149
                            -------
Total                       $27,104
                            =======

For information regarding certain required disclosures of the maturities of investments, refer to Note 2 in the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference.

EMPLOYEES

          The Company has no salaried employees, since all officers of the Company are employees of CNB. At December 31, 1995, CNB had 109 full time equivalent employees. Management believes that its employee relations are good and that the benefits provided by CNB to its employees are competitive.

FORWARD-LOOKING STATEMENTS

          Except for the historical information contained in this Annual Report on Form 10-K, certain items herein constitute forward-looking statements, including without limitation, certain matters discussed under Part I, Item 1, "Business," under the headings "Market Area and Client Base," "Trust Department," "Supervision and Regulation--Capital Adequacy of the Bank" and "-- Federal Deposit Insurance Corporation Improvement Act of 1991 --Risk Based Deposit Insurance Rates," Part I, Item 3, "Legal Proceedings," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" (incorporated herein by reference). The matters referred to in such statements involve risks and uncertainties including, but not limited to, the impact of economic conditions (both generally and more specifically in the markets the Bank operates), the impact of competition for the Bank's Clients from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Bank has no control), and other risks detailed in this Report and in the Company's other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

          The Company leases, from an unaffiliated party, approximately 19,000 square feet of office space, consisting of a portion of the first and second floors of a two-story building at the intersection of Stevens Creek Boulevard and Torre Avenue in Cupertino, California. The lease commenced on October 1, 1992, and has a term of ten years, with two consecutive five-year renewal options. The current minimum monthly rental payments are approximately $42,000, and are subject to annual adjustments depending on the percentage increase in the consumer price index over the prior period. The rent is further subject to adjustment upon exercise of each renewal option, to an amount equal to the then current market rental rate for similar properties. At December 31, 1994, the Company subleased all 19,000 square feet of the leased premises to CNB for an amount equivalent to the Company's expense related to such premises.

          CNB has entered into a lease for 3,900 square feet of office space on the ground floor of Sixty South Market Street, San Jose, CA, effective August 1, 1993. The lease has a term of five years, with an option to extend for an additional five years. The monthly rent is approximately $5,200 and is subject to annual adjustments. The rent is subject to adjustment upon exercise of the renewal option to an amount equal to the then current market rental rate for similar space.

          Effective March 28, 1994, CNB extended its lease for 5,300 square feet of office space at 3 Palo Alto Square in Palo Alto, CA, which currently accommodates its Palo Alto regional banking office, and its Emerging Growth Industries division. The term is for eight years, with a base rent of $11,125 per month, with scheduled annual increases. The Company has an option to extend the lease for two additional five-year periods.

          On July 13, 1995, CNB entered into an agreement to lease, upon completion, approximately 6,000 square feet of a new building currently under construction. The leased space is located at 400 Emerson Street, Palo Alto, CA. This space will accommodate a new branch office, as well as, the new headquarters for CNB's Trust Division. The twelve year lease will have a base rent of $16,500 per month with a rental adjustment schedule which increases the base rent every two years. The adjustment will be based on a consumer price index but shall not be less than four percent over the two year period and not
greater than ten percent over the two year period.   CNB anticipates occupancy
in late Spring, 1996.

          The Company believes that its facilities are well maintained and adequate to meet its current requirements.

ITEM 3. LEGAL PROCEEDINGS

          On January 25, 1994, Sumitomo Bank ("Sumitomo") as trustee for the California Dental Guild Real Estate Mortgage Fund II ("Fund II"), filed suit against CNB in the Superior Court of the State of California, Santa Clara County, alleging negligence by CNB and, by amendment of the complaint, one of its officers, in connection with the administration of a trust account. Sumitomo brought suit in its capacity as successor trustee for Fund II for monetary damages of approximately $2.2 million.

          In July 1995, CNB entered into an agreement with Sumitomo to settle the litigation for approximately $1.8 million. The Company believes, based on advice from counsel, that it is highly probable that insurance coverage for a significant portion of this settlement is available under its director and officer liability insurance policy and its professional liability insurance policy, as well as the errors and omissions policy of the insurance agent which sold the Company these policies. The Company's insurance company has denied the Company's claim for coverage under these policies and the Company has initiated litigation against the insurance company as well as the agent from whom the Company obtained such policies. However due to the uncertainty associated with such recovery, the Company has reflected the $1.8 million cost of the legal settlement in its 1995 earnings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this Item is incorporated by reference to the section entitled "Stock Activity" on page 22 of the Company's 1995 Annual Report to Shareholders.

         At December 31, 1995, there were approximately 402 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to the table entitled "Financial Highlights" on page 1 of the Company's 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 22 of the Company's 1995 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the Company's Consolidated Financial Statements and the notes thereto, and the Independent Auditor's Report thereon, set forth on pages 23 through 41 of the Company's 1995 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The information required to be reported on this item has been previously reported in a Form 8-K filed on October 20, 1994, which is incorporated herein by reference.


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated herein by reference to the information relating to the directors of the Company set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as a part of this Report:

               (1) Financial Statements.

               The following Consolidated Financial Statements of Cupertino National Bancorp and Subsidiary and Independent Accountants' Report are contained in and incorporated by reference herein to the Company's 1995 Annual Report to Shareholders:

               Consolidated Balance Sheets - At December 31, 1995 and 1994

               Consolidated Statements of Income - For the years ended December 31, 1995, 1994 and 1993.

               Consolidated Statements of Shareholders' Equity -For the years ended December 31, 1995, 1994 and 1993.

               Consolidated Statements of Cash Flows - For the years ended December 31, 1995, 1994 and 1993.

               Notes to Consolidated Financial Statements.

               Independent Accountants' Reports.

               With the exception of the information incorporated by reference to the Company's 1995 Annual Report to Shareholders in Parts I, II and IV of this Form 10-K, the Company's 1995 Annual Report to Shareholders is not to be deemed filed as part of this Report.

               (2)  Financial Statement Schedules.

               All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations or in the Consolidated Financial Statements and Notes thereto contained in the Company's 1995 Annual Report to Shareholders, which are incorporated herein by reference.

               (3)  Exhibits.

               The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Report. Exhibit Nos. 10.2, 10.5, 10.7, 10.8, 10.9, 10.10, 101.11, 10.15,
               10.13, 10.14 are management contracts or are compensatory plans or arrangements covering executive officers or directors of the Company.

          (b)  Reports on Form 8-K.

               The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 1995:
               Date of Report       Items Reported
               --------------       --------------

               October 10, 1995     Pursuant to Item 5, the Company reported
                                    entering into a form of Debenture Agreement with certain of its Officers, Directors and other accredited investors with the meaning of Rule 501 under the Securities Act of 1933, as amended, dated September 27, 1995.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CUPERTINO NATIONAL BANCORP

                                         By:  /s/ C. Donald Allen
                                              --------------------------------
                                                  C. Donald Allen,  Director and
                                                  Chief Executive Officer

Dated:  March 29, 1996

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

Signature                      Title                              Date
---------                      -----                              ----
/s/ C. Donald Allen            Director and                       March 29, 1996
-------------------------      Chief Executive Officer
C. Donald Allen                (Principal Executive Officer)


/s/ Steven C. Smith            Executive Vice President,          March 29, 1996
-------------------------      Chief Operating Officer
Steven C. Smith


/s/ Heidi Wulfe                Senior Vice President              March 29, 1996
-------------------------      Chief Financial Officer
Heidi Wulfe                    (Principal Financial and
                               Accounting Officer)

/s/ David K. Chui              Director                           March 29, 1996
-------------------------
David K. Chui

/s/ Carl E. Cookson            Director                           March 29, 1996
-------------------------
Carl E. Cookson

Signature                      Title                              Date
---------                      -----                              ----
/s/ Jerry R. Crowley           Director                           March 29, 1996
-------------------------
Jerry R. Crowley


/s/ Janet M. DeCarli           Director                           March 29, 1996
-------------------------
Janet M. DeCarli


/s/ John M. Gatto              Director                           March 29, 1996
-------------------------      Chairman of the Board
John M. Gatto


/s/ William H. Guengerich      Director                           March 29, 1996
-------------------------
William H. Guengerich


/s/ James E. Jackson           Director                           March 29, 1996
-------------------------
James E. Jackson


/s/ Rex D. Lindsay             Director and                       March 29, 1996
-------------------------      Vice Chairman of the Board
Rex D. Lindsay


/s/ Glen McLaughlin            Director and                       March 29, 1996
-------------------------
Glen McLaughlin


/s/ Norman Meltzer             Director                           March 29, 1996
-------------------------
Norman Meltzer


/s/ Dick J. Randall            Director                           March 29, 1996
-------------------------
Dick J. Randall


/s/ Dennis S. Whittaker        Director                           March 29, 1996
-------------------------
Dennis S. Whittaker

                                       INDEX TO EXHIBITS

                                                                   Sequentially
Number     Exhibit                                                 Numbered Page
------     -------                                                 -------------
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

4.2        Form of Subordinated Debentures filed as Exhibit 1 of
           Registrant's Exhibits to Form 8-K as filed with the Commission on October 25, 1995 and incorporated by reference.

10.1       Lease - Banking Facility--filed as Exhibit 10.1 of
           Registrant's Exhibits to Amendment No. 1 to Form S-18
           Registration Statement (No. 2-94390), as filed with the Commission on December 11, 1984 and incorporated herein by reference.

10.2**     1985 Stock Option Plan, filed as Exhibit 10.2 of
           Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1993, as filed with the Commission on March 25, 1994 and incorporated herein by reference.

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

10.5** 1986 Non-Qualified Stock Option Plan--filed as Exhibit 10.3 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1986, as filed with the Commission on March 31, 1987 and incorporated herein by reference.

10.6 Form of non-qualified stock option agreement for use with 1986 Non-Qualified Stock Option Plan--filed as Exhibit 10.7

                                                                   Sequentially
Number     Exhibit                                                 Numbered Page
------     -------                                                 -------------
           Form 10-K for the fiscal year ended December 31, 1986,
           as filed with the Commission on March 31, 1987 and
           incorporated herein by reference.

10.7**     1989 Non-Qualified Stock Option Plan--filed as Exhibit
           10.11 of Registrant's Form S-2 registration statement
           (No. 33-30297), filed with the Commission on August 2,
           1989 and incorporated herein by reference.

10.8**     Employment Agreement with C. Donald Allen dated July 1,
           1990--filed as Exhibit 10.9 of Registrant's Exhibits to
           Form 10-K for the fiscal year ended December 31, 1990, as filed with the Commission on March 30, 1991 and incorporated herein by reference.

10.9**     Cupertino National Bancorp Stock Purchase Plan--filed as
           Exhibit 10.10 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1990, as filed with the Commission on March 30, 1991, and incorporated herein by reference.

10.10**    Salary Continuation Agreement with C. Donald Allen dated
           August 1, 1993, filed as Exhibit 10.10 of Registrant's
           Exhibits to Form 10-K for the fiscal year ended December
           31, 1993, as filed with the Commission on March 25, 1994, and incorporated herein by reference.

10.11**    Salary Continuation Agreement with Scott Montgomery dated
           August 1, 1993, filed as Exhibit 10.11 of Registrants
           Exhibits to Form 10-K for the fiscal year ended December
           31, 1993, as filed with the Commission on September 7, 1994, and incorporated herein by reference.

10.12      Litigation Settlement filed as Exhibit 10.12 of
           Registrant's Exhibits to Form 10-Q as filed with the Commission for quarter end September 30, 1995, and incorporated herein by reference.

10.13      Emerson Lease  filed as Exhibit 10.13 of Registrant's
           Exhibits to Form 10-Q as filed with the Commission for quarter end September 30, 1995, and incorporated herein by reference.

10.14      1995 Stock Option Plan as Exhibit 10.14 of Registrant's
           Form S-8 registration statement filed with the Commission on September 7, 1995 and incorporated herein by reference.

10.15**    Cupertino National Bancorp 401(k) Profit Sharing Plan as
           Exhibit 10.15 of Registrant's Form S-8 registration statement filed with the Commission on September 7, 1995 and incorporated herein by reference.

10.16**    Cupertino National Bancorp Employee Stock Purchase Plan as
           Exhibit 10.16 of Registrant's Form S-8 registration statement filed with the Commission on September 7, 1995 and incorporated herein by reference.

                                                                   Sequentially
Number     Exhibit                                                 Numbered Page
------     -------                                                 -------------
10.17**    Form of Salary Continuation Agreement with certain
           executive officers.

13.1 1995 Annual Report to Shareholders (to be deemed filed only to the extent required by the instructions to exhibits for Reports on Form 10-K).

22.1 Subsidiaries of the Registrant--filed as Exhibit 22.1 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1985, as filed with the Commission on March 31, 1986 and incorporated herein by reference.

23.1       Independent Accountants' Consent - Coopers & Lybrand, L.L.P.

23.2       Independent Auditors' Consent - Deloitte & Touche, LLP

25.1       Power of Attorney.  Reference is made to page 21 of this report.

27.0       Financial Data Schedule

*    Previously filed.
** A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).