Form 10-Q
period 1996-03-31
CUPERTINO NATIONAL BANCORP
filed 1996-05-14
CIK 757790

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---      EXCHANGE ACT OF 1934



         For the quarterly period ended March 31, 1996


                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      AND EXCHANGE ACT OF 1934

         For the transition period from     to      .
                                       -----  ------

Commission file number 0-18015

                          CUPERTINO NATIONAL BANCORP
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                                33-0060898
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)                 Identification No.)

          20230 STEVENS CREEK BOULEVARD, CUPERTINO, CALIFORNIA 95014
        (Address of principal executive offices)          (Zip Code)

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

Outstanding shares of Common Stock, no par value, as of April 29, 1996:
1,869,413

This report contains a total of 15 pages.

                                    1 of 15

                          CUPERTINO NATIONAL BANCORP


                                 INDEX




                        PART I.    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of
          March 31, 1996 and December 31, 1995.............        3

          Consolidated Statements of Income for the
          Three Months Ended March 31, 1996 and 1995.......        4


          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995.......        5

           Notes to Consolidated Financial Statements......        6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............        7

                        PART II.   OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.................       16

          Signatures.......................................       16

                                    2 of 15


PART I. FINANCIAL INFORMATION
  CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
  CONSOLIDATED BALANCE SHEETS                                     MARCH 31,              DECEMBER 31,
  (Unaudited...dollars in thousands)                                   1996                      1995
- -----------------------------------------------------------------------------------------------------------
  ASSETS
  Cash and due from banks                                          $ 13,933                  $ 16,207
  Federal funds sold                                                    900                    12,900
- -----------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                        14,833                    29,107
  Other short-term investments                                           --                        --
  Investment securities
   Held to maturity (Market value $52,372 at March 31, 1996;
      $53,970 at December 31, 1995)                                  52,242                    52,571
   Available for sale (Cost $2,505 at March 31, 1996;
     $3,504 at December 31, 1995)                                     2,508                     3,509
   Other securities                                                     991                       969
- -----------------------------------------------------------------------------------------------------------
   Total investment securities                                       55,741                    57,049
  Loans:
   Commercial                                                        92,087                    88,646
   Real estate-construction and land                                 24,875                    23,889
   Real estate-term                                                  28,898                    23,026
   Consumer and other                                                29,512                    28,666
   Deferred loan fees and discounts                                    (867)                     (851)
- -----------------------------------------------------------------------------------------------------------
   Loans                                                            174,505                   163,376
   Allowance for loan losses                                         (2,907)                   (2,683)
- -----------------------------------------------------------------------------------------------------------
   Total loans                                                      171,598                   160,693
  Premises and equipment, net                                         2,179                     1,917
  Accrued interest receivable and other assets                       10,609                    10,333
- -----------------------------------------------------------------------------------------------------------
  TOTAL                                                            $254,960                  $259,099
===========================================================================================================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
   Demand, noninterest-bearing                                     $ 61,477                  $ 58,986
   NOW                                                                8,310                    10,158
   Money Market Demand Accounts                                     104,092                   114,021
   Savings                                                           11,127                     7,995
   Other time certificates                                           18,426                    17,830
   Time certificates, $100 and over                                  28,398                    27,104
- -----------------------------------------------------------------------------------------------------------
   Total deposits                                                   231,830                   236,094
  Accrued interest payable and other liabilities                        720                     1,333
  Subordinated debentures                                             3,000                     3,000
- -----------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                 235,550                   240,427
  Shareholders' equity:
   Preferred stock, no par value:
      4,000,000 shares authorized; none issued                           --                        --
   Common stock, no par value:  6,000,000 shares
    authorized; shares outstanding:   1,857,667 at
    March 31, 1996 and 1,808,828 at December 31, 1995                17,947                    17,680
   Retained earnings                                                  1,463                       992
- -----------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                        19,410                    18,672
- -----------------------------------------------------------------------------------------------------------
  TOTAL                                                            $254,960                  $259,099
===========================================================================================================

  See notes to consolidated financial statements

                                    3 of 15

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited...dollars in thousands, except per share data)

                                                                       Three Months Ended
                                                                           March 31,
                                                                --------------------------------
                                                                     1996                   1995
- ------------------------------------------------------------------------------------------------
 Interest income:
   Interest on loans                                               $4,517                 $3,799
   Interest on investment securities:
     Taxable                                                          903                    917
     Non-taxable                                                       --                     18
- ------------------------------------------------------------------------------------------------
       Total Investment securities                                    903                    935
   Other interest income                                               88                     29
- ------------------------------------------------------------------------------------------------
         Total interest income                                      5,508                  4,763
 Interest expense:
   Interest on deposits                                             1,905                  1,365
   Other interest expense                                             103                    367
- ------------------------------------------------------------------------------------------------
     Total interest expense                                         2,008                  1,732
- ------------------------------------------------------------------------------------------------
       Net interest income                                          3,500                  3,031
 Provision for loan losses                                            200                    431
- ------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses              3,300                  2,600

 Other income:
   Gain on sale of mortgage loans                                      --                     85
   Trust Fees                                                         309                    156
   Gain on sale of SBA loans                                          130                    105
   Depositor service fees                                              77                     71
   Other                                                              113                     76
- ------------------------------------------------------------------------------------------------
     Total other income                                               629                    493
 Operating expenses:
   Compensation and benefits                                        1,840                  1,635
   Occupancy and equipment                                            473                    396
   Professional services                                              193                    204
   FDIC insurance and regulatory assessments                           20                    125
   Client services                                                    120                     88
   Other real estate, net                                              24                     41
   Other                                                              482                    438
- ------------------------------------------------------------------------------------------------
     Total operating expenses                                       3,152                  2,927
- ------------------------------------------------------------------------------------------------
 Income before income tax expense                                     777                    166
   Income tax expense                                                 304                     60
- ------------------------------------------------------------------------------------------------
 Net income                                                         $ 473                  $ 106
================================================================================================
 Net income per common and
      common equivalent share                                       $0.24                  $0.06
================================================================================================

 See notes to consolidated financial statements

                                    4 of 15

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited...dollars in thousands)

                                                                        Three Months Ended
                                                                              March 31,
                                                                   ----------------------------
                                                                     1996                  1995
- -----------------------------------------------------------------------------------------------
CASH FLOWS-OPERATING ACTIVITIES:
 Net income                                                        $  473              $   106
 Reconciliation of net income to net
  cash from operations:
   Provision for loan losses                                          200                  431
   Depreciation and amortization                                      167                   70
   Accrued interest receivable and other assets                       (65)                (622)
   Accrued interest, expenses and other liabilities                  (613)                  57
   Net change in deferred loan fees and discounts, net                (15)                (104)
   Proceeds from sales of loans held for sale                       2,515               10,061
   Origination of loans held for sale                              (2,515)             (10,483)
- ----------------------------------------------------------------------------------------------
Operating cash flows, net                                             147                 (484)

CASH FLOWS - INVESTING ACTIVITIES:
 Maturities of investment securities
  Held-to-maturity                                                  2,330                1,676
  Available-for-sale                                                1,000                   --
 Purchase of investment securities
  Held-to-maturity                                                 (2,019)              (2,010)
 Net change in loans                                              (11,307)              (9,440)
 Sale of other real estate owned                                       --                  338
 Purchase of life insurance policies                                   --               (1,170)
 Purchase of premises and equipment                                  (429)                (174)
- ----------------------------------------------------------------------------------------------
Investing cash flows, net                                         (10,425)             (10,780)

CASH FLOWS - FINANCING ACTIVITIES:
 Net change in non-interest bearing deposits, net                   2,490               (1,113)
 Net change in interest bearing deposits, net                      (6,754)               2,891
 Net change in short-term borrowings, net                              --                7,964
 Stock options exercised                                              268                  212
- ----------------------------------------------------------------------------------------------
Financing cash flows, net                                          (3,996)               9,954
- ----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                         (14,274)              (1,310)
Cash and cash equivalents at beginning of period                   29,107               19,726
- ----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $14,833              $18,416
==============================================================================================

CASH FLOWS - SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest on deposits and other borrowings                       $ 2,010              $ 1,765
  Income taxes                                                        247                   --
 Non-cash transactions:
  Additions to other real estate owned                                217                   --

 See notes to consolidated financial statements

                                    5 of 15

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Cupertino National Bancorp ("CUNB" or the "Company") and its subsidiary, Cupertino National Bank & Trust ("CNB" or the "Bank"). These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of CUNB's financial position and the results of its operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. The results for the three months ended March 31, 1996 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the financial statements for 1995 included in the Annual Report to Shareholders for 1995.

2.  SHARE AND PER SHARE AMOUNTS

Earnings per common and common equivalent shares are calculated based upon the weighted average number of shares outstanding during the period, plus equivalent shares representing the effect of dilutive stock options. The number of shares used to compute earnings per share were 2,004,368 and 1,827,540 for the three months ended March 31, 1996 and 1995, respectively. Per share amounts have been adjusted for the 10% stock dividend paid in December 1995.

                                    6 of 15

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

CUNB reported net income for the first quarter of 1996 of $473,000 or $0.24 per common and common equivalent share, compared to net income of $106,000 or $0.06 per common and common equivalent share, reported in the first quarter of last year. Return on average assets annualized for the first quarters of 1996 and 1995 were 0.73% and 0.19% respectively, while annualized return on average common equity was 10.22% for the first quarter of 1996, compared with 2.31% for the first quarter of 1995.

Nonperforming assets (including nonaccrual loans, loans 90 days past due and other real estate owned ("OREO")) totaled $3.4 million at March 31, 1996, an increase of $79,000 from December 31, 1995, and an increase of $423,000 from March 31, 1995. The ratio of nonperforming assets to loans plus foreclosed properties was 1.96% at March 31, 1996, down from 2.04% at December 31, 1995 and 2.10% at March 31, 1995. Classified assets totaled $11.4 million, or 4.48% of total assets, at March 31, 1996, compared to $7.9 million or 3.05% of total assets at December 31, 1995 and $12.0 million or 5.13% of total assets at March 31, 1995.

The reserve for loan losses was $2.9 million at March 31, 1996, compared with $2.7 million at December 31, 1995 and $2.4 million at March 31, 1995. The provision for loan losses was $200,000 for the first quarter of 1996, compared to $431,000 recorded in the first quarter of 1995. There were no charge-offs during the first quarter of 1996 compared to net charge-offs of $1.0 million for the first quarter of 1995. The ratio of the reserve for loan losses to nonperforming assets was 85% at March 31, 1996, compared with 80% at December 31, 1995 and 78% at March 31, 1995.

Shareholders' equity increased $738,000 to $19.4 million, or 7.6% of assets, at March 31, 1996, from $18.7 million or 7.2% of assets at December 31, 1995. The increase in the ratio was primarily due to increased shareholders' equity as a result of the first quarter earnings and proceeds from the exercise of stock options, combined with a slight decline in total assets in the first three months of 1996.

CUNB's Tier 1 and total risk-based capital ratios were 9.14% and 11.80% at March 31, 1996, respectively, compared with 9.18% and 11.91% at December 31, 1995, respectively. The leverage ratio declined to 7.50% at March 31, 1996, from 7.78% at December 31, 1995. The decline in the capital ratios reflects the Bank's growth during the past year. At March 31, 1996, CUNB's risk-based capital and leverage ratios, as well as those of the Bank, exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations. The Company will seek to maintain its well capitalized position to ensure flexibility in its operations.

CUNB's common stock closed at $13.50 per share on March 31, 1996, representing approximately 129% of the $10.45 book value per common share, compared with $13.25 per share and 128% of the $10.32 book value per common share at December 31, 1995.

On April 18, 1996, CUNB declared a cash dividend of $.10 per share payable on May 30, 1996 to holders of record on May 17, 1996.

                                    7 of 15

RESULTS OF OPERATIONS
NET INTEREST INCOME
The following table presents the Company's average balance sheet, net interest income and the resultant yields for the quarterly periods presented:



                                                            March 31, 1996                          March 31, 1995
                                                            --------------                          --------------
                                                                            Avg.                                    Avg.
                                                           Avg.            Yield/                  Avg.            Yield/
(Dollars in thousands)                                     Bal.    Int.     Rate                   Bal.    Int.     Rate
- ---------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Loans (2) (4)                                        $169,650   $4,517    10.68%             $146,385   $3,799    10.38%
     Investment securities,  short term
       investments and cash equivalents                  62,913      991     6.32%               62,518      964     6.17%
- ---------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets                  232,563    5,508     9.50%              208,903    4,763     9.12%
Noninterest-earning assets                               26,259                                  14,190
- ---------------------------------------------------------------------------------------------------------------------------
  Total assets                                         $258,822   $5,508     8.54%             $223,093   $4,763     8.54%
===========================================================================================================================
Interest bearing liabilities:
  Deposits:
  NOW and MMDA                                         $122,248   $1,176     3.87%             $ 81,598   $  774     3.80%
  Savings deposits                                       11,720      107     3.66%                6,097       48     3.15%
  Time deposits                                          47,122      622     5.29%               46,058      543     4.71%
- ---------------------------------------------------------------------------------------------------------------------------
     Total interest bearing deposits                    181,090    1,905     4.22%              133,753    1,365     4.08%
  Borrowings                                              3,504      103    11.79%               24,445      367     6.01%
- ---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                 184,594    2,008     4.37%              158,198    1,732     4.38%
- ---------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                             54,092                                  45,887
Other noninterest-bearing liabilities                     1,021                                     674
- ---------------------------------------------------------------------------------------------------------------------------
Total noninterest-bearing liabilities                    55,113                                  46,561
Shareholders' equity                                     19,115                                  18,334
- ---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity
                                                       $258,822   $2,008     3.11%             $223,093   $1,732     3.10%
- ---------------------------------------------------------------------------------------------------------------------------
Net interest income; interest rate spread                         $3,500     5.13%                        $3,031     4.74%
- ---------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets; net margin (3)            $ 47,969              6.03%             $ 50,705              5.88%
===========================================================================================================================

1) Average balances are computed using an average of the daily balances during the period.
2) Nonaccrual loans are included in the average balance column; however, only collected interest on such loans is included in the interest column.
3) The net margin on interest-earning assets during the period equals net interest income, divided by average interest-earning assets for the period.
4) Loan fees totaling $316 and $186 are included in loan interest income for the periods ended March 31, 1996 and 1995, respectively.

                                    8 of 15

The following table presents the dollar amount of certain changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities and the difference attributable to changes in average rate and volumes for the periods indicated.



                                      Three months ended March 31, 1996                         Three months ended March 31, 1996
                                       compared with December 31, 1995                             compared with March 31, 1995
                                           favorable (unfavorable)                                    favorable (unfavorable)


(Dollars in thousands)                   Volume         Rate         Net                               Volume     Rate      Net
- --------------------------------------------------------------------------------------------------------------------------------
Interest income
  Loans                                    $435        $(190)      $ 245                                $ 619    $ 101    $ 720
  Investments
  Cash equivalents                          (69)         (31)       (100)                                   6       21       27
- --------------------------------------------------------------------------------------------------------------------------------
Total interest income on
  interest earning assets:                  366         (221)        145                                  625      122      747

Interest expense
  NOW and MMDA                              115          (58)         57                                  392       11      403
  Savings deposits                           37            9          46                                   51        8       59
  Time deposits                              24           13          37                                   14       65       79
- --------------------------------------------------------------------------------------------------------------------------------
    Total deposits                          176          (36)        140                                  457       84      541
Interest  expense on borrowings              (3)          (9)        (12)                                (616)     352     (264)
- --------------------------------------------------------------------------------------------------------------------------------
Total interest expense on
  interest bearing liabilities              173          (45)        128                                 (159)     436      277
- --------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
  interest income                          $193        $(176)      $  17                                $ 784    $(314)   $ 470
                                           ====        ======      =====                                =====    ======   =====
- --------------------------------------------------------------------------------------------------------------------------------

(1) In the analysis, the change due to the volume/rate variance has been allocated to volume

CUNB's net interest income for the first quarter of 1996 was $3.5 million, a $16,000 increase over the fourth quarter of 1995. When compared to the fourth quarter of 1995, average earning assets increased by $12.0 million, while the net yield on average earning assets decreased slightly from 9.65% in the fourth quarter of 1995 to 9.50% in the first quarter of 1996. This was mainly due to a prime rate decrease of 25 basis points during the first quarter of 1996.

Compared to the first quarter of 1995, average earning assets during the first quarter of 1996 increased by $23.7 million. Average loans in the first quarter of 1996 increased by $23.3 million, 15.9% over the first quarter of 1995.

The Company provides client services to several of its noninterest-bearing demand deposit customers. The amount of credit available to clients is based on a calculation of their average noninterest-bearing deposit balance, adjusted for float and reserves, multiplied by an earnings credit rate, generally the average of the month's 30 day T-Bill rate. The credit can be utilized to pay for services including messenger service, account reconciliation and other similar services. If the cost of the services provided exceeds the available credit, the customer is charged for the difference.

                                    9 of 15

The impact of this expense on the Company's net interest spread and net yield on interest-earning assets was as follows:

                                                    Three Months Ended
                                         ---------------------------------------
                                          March 31,    December 31,    March 31,
                 (Dollars in thousands)      1996          1995           1995
- --------------------------------------------------------------------------------
Noninterest-bearing demand deposits         $54,092         $51,554      $45,887
Client Service expense                          120              81           70
Client Service cost annualized                 0.89%           0.62%        0.62%

Impact on Net Yield
- -------------------
Net yield on interest earning assets           6.03%          6.27%        5.88%
Impact of client services                     (0.20)         (0.15)       (0.13)
                                            -------         -------      -------
Adjusted net yield (1)                         5.83%          6.12%        5.75%
                                            =======         =======      =======
- ---------------------------------------------------------------------------------

(1) Noninterest-bearing liabilities are included in cost of funds calculation to determine adjusted spread.

The negative impact on the net yield on interest earning assets is caused by off-setting net interest income by the cost of client service expenses, which reduces the yield on interest-earning assets. The cost for client service expense has increased in 1996 due to increased volume of activity in services to noninterest-bearing demand deposit clients.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in CNB's current portfolio that are subject to repricing at intervals of (1) one day or immediate, (2) two days to six months, (3) seven to twelve months, (4) one to five years, (5) over five years and (6) on a
cumulative basis.   Allocations of assets and liabilities, including
noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics. The differences between the volumes of assets and liabilities are known as "sensitivity gaps". The following table shows interest sensitivity gaps for different intervals at March 31, 1996:

                                                    INTEREST RATE SENSITIVITY REPORT
CUPERTINO NATIONAL BANK & TRUST                             Repricing  Periods
==================================================================================================================================
(Dollars in thousands)
                                              Greater                 Greater       Greater         Total        Total
                                             than 1 day     Months   than 1 Year      than           Rate     Non-Rate
                                 one day     to 6 months      7-12    to 5 Years     5 Years    Sensitive    Sensitive       Total
==================================================================================================================================
Assets:
Cash & due from Banks            $     --    $      --    $     --       $    --     $    --     $     --    $  13,933    $ 13,933
Short term investments                900           --          --            --          --          900           --         900
Investment securities                  --       12,496       3,005        18,794      20,455       54,750          991      55,741
Loans                             137,706        3,182       2,111        11,871      16,905      171,775        3,597     175,372
Other assets                           --           --          --            --          --           --       12,787      12,788
Loan loss & unearned fees              --           --          --            --          --           --       (3,773)     (3,774)
- ----------------------------------------------------------------------------------------------------------------------------------
Total assets                     $138,606    $  15,678    $  5,116       $30,665     $37,360     $227,425    $  27,535    $254,960
==================================================================================================================================
Liabilities & equity:
Deposits
  Demand                               --           --          --            --          --           --       61,476      61,476
  NOW, MMDA, and Savings          123,529           --          --            --          --      123,529           --     123,529
   Time deposits                       --       35,306       5,831         5,688          --       46,825           --      46,825
Other borrowed funds                3,000           --          --            --          --        3,000           --       3,000
Other liabilities                      --           --          --            --          --           --          720         720
Shareholder's equity                   --           --          --            --          --           --       19,410      19,410
- ----------------------------------------------------------------------------------------------------------------------------------
Total Liability & Equity         $126,529    $  35,306    $  5,831       $ 5,688          --     $173,354    $  81,606    $254,960
==================================================================================================================================
Total asset GAP
GAP                              $ 12,077     ($19,628)      ($715)      $24,977     $37,360     $ 54,071     ($54,071)         --
Cumulative GAP                   $ 12,077      ($7,551)    ($8,266)      $16,711     $54,071     $ 54,071    $       0          --
Cumulative GAP/Total assets          4.73%      (2.96)%     (3.24)%         6.56%      21.20%       21.20%           0%         --
- ----------------------------------------------------------------------------------------------------------------------------------

                                    10 of 15

The management of interest rate sensitivity, or interest rate risk management, is a function of the repricing characteristics of CNB's portfolio of assets and
liabilities.   These repricing characteristics are subject to changes in
interest rates either as replacement, repricing or maturity during the life of
the instruments.   Interest rate risk management focuses on the maturity
structure of assets and liabilities and their repricing characteristics during
periods of changes in market interest rates.   Effective interest rate risk
management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby reducing the effect of interest rate movements on net interest income.

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

Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest
sensitivity table above.   These prepayments may have significant effects on the
Bank's net interest margin.   Because of these factors, the interest sensitivity
gap report may not provide a complete assessment of CNB's exposure to changes in interest rates.

NON-INTEREST INCOME
                                                           Quarter Ended
- -------------------------------------------------------------------------------------------------
                                March 31,   December 31,    September 30,   June 30,   March 31,
(Dollars in thousands)              1996        1995            1995          1995       1995
- -------------------------------------------------------------------------------------------------
Gain on sale of mortgage loans       $ --         $ --            $ --         $ 51       $ 85
Loan fees                              15           11              51           22         20
Trust fees                            309          241             178          135        156
Gain on sale of SBA loans             130          153              63           45        105
Depositor service fees                 77           75              78           67         71
Other                                  98           71              81           87         56
- ------------------------------------------------------------------------------------------------
Total other income                   $629         $551            $451         $407       $493
================================================================================================

Non-interest income was $629,000 for the first quarter of 1996, an increase of $78,000 from the fourth quarter of 1995, and an increase of $136,000 from the first quarter of 1995. Non-interest income has been generally increasing over the past year, primarily from rising trust fees and SBA fees resulting from increased activity. As CNB considers these areas to be primary business focal points, it is anticipated this trend will continue as the trust department increases its assets under management and the SBA group increases its loan activity.

                                    11 of 15


       NON-INTEREST EXPENSE
                                                               Quarter Ended
- -------------------------------------------------------------------------------------------------------
                                     March 31,   December 31,    September 30,   June 30,    March 31,
(Dollars in thousands)                 1996          1995            1995          1995        1995
- -------------------------------------------------------------------------------------------------------
Compensation and benefits               $1,840        $1,774          $1,694        $1,600       $1,635
Occupancy and equipment                    473           470             430           392          396
Professional services                      193           269             277           230          204
Legal settlement and costs                  --            --              --         1,700           --
FDIC insurance and assessments              20            62              22           135          125
Supplies, telephone and postage            130           117             109           108          128
Data processing                             50            42              39            30           33
Client services                            120            81              95            91           70
Other real estate, net                      24            --               1            (7)          41
Other                                      302           366             315           321          295
- -------------------------------------------------------------------------------------------------------
Total operating expenses                $3,152        $3,181          $2,982        $4,600       $2,927
                                        ======        ======          ======        ======       ======
- -------------------------------------------------------------------------------------------------------

Non-interest expenses were $3.2 million for the first quarter of 1996, a decrease of $29,000 from the fourth quarter of 1995, and an increase of
$225,000 from the first quarter of 1995.   The decrease from the fourth quarter
of 1995 is attributed to lower FDIC deposit insurance premiums. The Company's FDIC insurance premium will continue to be lower than prior periods, as the FDIC insurance fund has been recapitalized allowing all banks to benefit from lower premiums. The increase in the first quarter of 1996, when compared to the first quarter of 1995, was primarily due to increased compensation and benefits expense.

INCOME TAXES

CUNB's income tax expense was provided according to statutory ratios in effect for the current year, offset by deductions for certain tax credits. CUNB did not require a valuation allowance related to its deferred tax asset.

FINANCIAL CONDITION
CAPITAL RATIOS
The Company's and the Bank's total risk-based capital and leverage ratios were as follows:

                                                  March 31, 1996                              December 31, 1995
                                  ---------------------------------------------------------------------------------------
                                  Tier 1 Capital to         Total Capital to     Tier 1 Capital to       Total Capital to
                                       Average               Risk-weighted            Average              Risk-Weighted
                                   Quarterly Assets              Assets           Quarterly Assets            Assets
                                  ---------------------------------------------------------------------------------------
                                   BALANCE           %      BALANCE         %   BALANCE          %       BALANCE         %

Cupertino National Bank             $18,084      6.99%      $23,739    11.18%   $17,650      7.36%     $23,180      11.41%
Well capitalized requirement         12,933      5.00%       21,218    10.00%    11,989      5.00%      20,318      10.00%
                                  ---------------------------------------------------------------------------------------
Excess capital                      $ 5,151      1.99%      $ 2,521     1.18%   $ 5,661      2.36%     $ 2,862       1.41%
                                  =======================================================================================

Cupertino National Bancorp          $19,408      7.50%      $25,068    11.80%   $18,672      7.78%     $24,213      11.91%
Well capitalized requirement         12,941      5.00%       21,242    10.00%    12,000      5.00%      20,331      10.00%
                                  ---------------------------------------------------------------------------------------
Excess capital                      $ 6,467      2.50%      $ 3,827     1.80%   $ 6,672      2.78%     $ 3,882       1.91%
                                  =======================================================================================

In addition, the Company's and the Bank's Tier 1 risk-based capital ratio was 9.14% and 8.51%, respectively, at March 31, 1996, compared with 9.18% and 8.74%, respectively, at December 31, 1995. To be considered well capitalized as defined under the regulatory framework for prompt corrective action, an institution must have a risk-based Tier 1 capital ratio of 6.0% or greater, a risk-

                                    12 of 15
based total capital ratio of 10% or greater and a leverage ratio of 5.0% or greater. All of the Company's and the Bank's regulatory capital ratios have exceeded the ratios required for a well capitalized financial institution for all periods presented above.

CUNB and CNB seek to maintain capital ratios at levels that will maintain their status as a well capitalized financial institution.

LIQUIDITY

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss, and to raise additional funds by increasing liabilities. Liquidity management involves maintaining CNB's ability to meet the day-to-day cash flow requirements of CNB's clients who either want to withdraw funds or require funds to meet their credit needs. Through an Asset Liability Management Committee, CNB actively monitors its commitments to fund loans, as well as the composition and maturity schedule of its loan and deposit portfolios. To manage its liquidity, CNB maintains $17 million in inter-bank Fed Fund purchase lines, as well as $100 million in institutional deposit or brokered deposit lines, and $60 million in reverse repurchase lines. All sources combined provide a solid liquidity base for growth. As of March 31, 1996, CNB had $10.0 million in institutional deposits outstanding and no outstanding federal funds purchased.

PROVISION AND RESERVE FOR LOAN LOSSES

The following schedule details the activity in the Bank's reserve for loan losses and related ratios for each of the last five quarters:

                                                                   Quarter ended
- ---------------------------------------------------------------------------------------------------------
                                      March 31,    December 31,    September 30,    June 30,    March 31,
(Dollars in millions)                   1996          1995             1995          1995         1995
- ---------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  beginning of period                    $2,683          $2,522           $2,454      $2,359      $ 2,918
Provision charged to operations             200              90               75          85          431
Loans charged off                            --             (54)             (15)         (4)      (1,001)
Loan recoveries                              24             125                8          14           11
- ---------------------------------------------------------------------------------------------------------
Reserve for loan losses at
  end of period                          $2,907          $2,683           $2,522      $2,454      $ 2,359
=========================================================================================================
Ratio of:
Reserve for loan losses to loans           1.67%           1.64%            1.69%       1.70%        1.60%
Reserve for loan losses to
  Nonperforming assets                    84.95%          80.26%           85.90%      68.33%       78.66%
- ---------------------------------------------------------------------------------------------------------

The provision for loan losses was $200,000 in the first quarter of 1996, an increase of $110,000 from the $90,000 in the fourth quarter of 1995, and a significant decrease from the $431,000 in the first quarter of 1995.

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The reserve for loan losses was $2.9 million at March 31, 1996, compared with $2.4 million at March 31, 1995.

The ratio of the reserve for loan losses to total loans was 1.67% at March 31, 1996, compared with 1.64% at December 31, 1995, and 1.60% at March 31, 1995. The ratio of the reserve for loan losses to total nonperforming assets, including foreclosed real estate, was 84.95% at March 31, 1996, compared to 80.26% at December 31, 1995 and 78.66% at March 31, 1995.

                                    13 of 15

NON-ACCRUING LOANS, RESTRUCTURED LOANS, ACCRUING LOANS PAST DUE 90 DAYS OR MORE AND CLASSIFIED ASSETS

- ------------------------------------------------------------------------------------------------------------------
                                               March 31,    December 31,    September 30,    June 30,    March 31,
(Dollars in millions)                             1996          1995             1995          1995         1995
- ------------------------------------------------------------------------------------------------------------------
Non-accruing loans                                $2,325          $2,513           $2,539      $2,426       $2,743
Restructured loans                                    --              --               --          --           --
Accruing loans past due 90 days or more              880             830              405       1,166          256
- ------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                         $3,205          $3,343           $2,944      $3,592       $2,999
OREO                                                 217              --               --          --           --
                                                  ------          ------           ------      ------       ------
Total nonperforming assets                        $3,422          $3,343           $2,944      $3,592       $2,999
==================================================================================================================
Total nonperforming loans to total assets          1.34%           1.29%            1.22%       1.47%        1.29%
==================================================================================================================

Total nonperforming assets were $3.4 million at March 31, 1996, compared with $3.3 million at December 31, 1995, and $3.0 million at March 31, 1995. Nonperforming loans, which includes non-accruing loans, restructured loans, and accruing loans which are past due 90 days or more, were $3.2 million at March 31, 1996, compared with $3.3 million at December 31, 1995, and $3.0 million at March 31, 1995.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $880,000 at March 31, 1996, compared with $830,000 at December 31, 1995, and $256,000 at March 31, 1995. It is CNB's policy to discontinue the accrual of interest when the ability of a borrower to repay principal or interest is in doubt, or when a loan is past due 90 days or more, except when, in management's judgment, the loan is well secured and in the process of collection.

Total classified assets increased to $11.4 million at March 31, 1996, from $7.9 million at December 31, 1995. The $3.5 million increase is primarily due to an increase in classified technology loans. As CNB has focused strategically on technology loans through the Venture Lending department, the volume of this type of loan has increased significantly. As of March 31, 1996, CNB had one foreclosed property for $217,000, compared with none at December 31, 1995, and March 31, 1995.

CNB has an active credit administration function which includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. Senior management, and an internal asset review committee review problem loans on a regular basis.

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

                                    14 of 15

                          PART II. OTHER INFORMATION



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

CUPERTINO NATIONAL BANCORP
(REGISTRANT)

BY:

/s/ HEIDI R. WULFE
- ------------------------------
HEIDI R. WULFE
 SENIOR VICE PRESIDENT & CHIEF FINANCIAL OFFICER


DATE: MAY 10, 1996

                                    15 of 15