Form 10-Q
period 1996-06-30
CUPERTINO NATIONAL BANCORP
filed 1996-08-13
CIK 757790

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from  ________________ to ________________ .

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

Outstanding shares of Common Stock, no par value, as of July 31, 1996:
1,901,352.

     This report contains a total of 19 pages.

                                    1 of 19

                           CUPERTINO NATIONAL BANCORP


                                     INDEX


                    PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of
             June 30, 1996 and December 31, 1995........................    3

             Consolidated Statements of Income
             for the Three Months and Six Months Ended
             June 30, 1996 and 1995.....................................    4

             Consolidated Statements of Cash Flows
             for the Three Months and Six Months Ended
             June 30, 1996 and 1995.....................................    5

             Notes to Consolidated Financial Statements.................    6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7

                         PART II.    OTHER INFORMATION

Items 1-3,
Item 5.      Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders........   17

Item 6.      Exhibits and Reports on Form 8-K...........................   18

             Signatures.................................................   18

             Index to Exhibits..........................................   19

                                    2 of 19

PART I.  FINANCIAL INFORMATION
   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
   CONSOLIDATED BALANCE SHEETS
   (Unaudited....dollars in thousands)

                                                           June 30,   December 31,
                                                               1996           1995
                                                           ------------------------
ASSETS
Cash and due from banks                                    $ 16,419        $ 16,207
Federal funds sold                                           11,000          12,900
                                                           --------        --------
   Cash and cash equivalents                                 27,419          29,107
Investment securities:
   Held to maturity (Market value $46,853
      at June 30, 1996;                                      47,322          52,571
      $53,001 at December 31, 1995)
   Available for sale (Cost $1,003 at June 30, 1996;
      $3,504 at December 31, 1995)                            1,003           3,509
   Other securites                                            1,002             969
                                                           --------        --------
      Total investment securities                            49,327          57,049
Loans:
   Commercial                                                96,973          88,646
   Real estate-construction and land                         25,744          23,889
   Real estate-term                                          32,131          23,026
   Consumer and other                                        31,542          28,666
   Deferred loan fees and discounts                            (915)           (851)
                                                           --------        --------
      Loans                                                 185,475         163,376
   Allowance for loan losses                                 (3,043)         (2,683)
                                                           --------        --------
      Total loans                                           182,432         160,693
Premises and equipment, net                                   3,232           1,917
Accrued interest receivable and other assets                 11,986          10,333
                                                           --------        --------
      Total assets                                         $274,396        $259,099
                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand, noninterest-bearing                             $ 66,263        $ 58,986
   NOW                                                       11,514          10,158
   Money Market Demand Accounts                             124,059         114,021
   Savings                                                    8,748           7,995
   Other time certificates                                   13,669          17,830
   Time certificates, $100 and over                          25,886          27,104
                                                           --------        --------
      Total deposits                                        250,139         236,094
Accrued interest payable and other liabilities                1,274           1,333
Subordinated debentures                                       3,000           3,000
                                                           --------        --------
      Total liabilities                                     254,413         240,427
Shareholders' equity:
   Preferred stock, no par value: 4,000,000 shares
      authorized; none issued                                    --              --
   Common stock, no par value: 6,000,000 shares
      authorized; shares outstanding; 1,900,342 at
      June 30, 1996 and 1,808,828 at December 31, 1995       18,196          17,680
   Retained earnings                                          1,787             992
                                                           --------        --------
      Total shareholders' equity                             19,983          18,672
                                                           --------        --------
         Total liabilities and shareholders' equity        $274,396        $259,099
                                                           ========        ========

See notes to consolidated financial statements

                                    3 of 19

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited....dollars in thousands, except per share data)

                                                            Quarter Ended             Six Months Ended
                                                               June 30,                    June 30,
                                                         --------------------         --------------------
                                                          1996          1995          1996         1995
                                                         --------------------         --------------------
INTEREST INCOME:
    Interest on loans                                    $4,696       $ 4,021         $ 9,212       $7,820
    Interest on investment securities:
       Taxable                                              844           920           1,748        1,837
       Non-taxable                                           --            18              --           36
                                                         ------        ------         -------       ------
       Total Investment securities                          844           938           1,748        1,873
    Other interest income                                   151           108             239          137
                                                         ------        ------         -------       ------
        Total interest income                             5,691         5,067          11,199        9,830

INTEREST EXPENSE:
    Interest on deposits                                  1,844         1,625           3,748        2,991
    Other interest expense                                   87           288             191          655
                                                         ------        ------         -------       ------
        Total interest expense                            1,931         1,913           3,939        3,646
                                                         ------        ------         -------       ------
            Net interest income                           3,760         3,154           7,260        6,184

PROVISION FOR LOAN LOSSES                                   265            85             465          516
                                                         ------        ------         -------       ------
    Net interest income after provision
        for loan losses                                   3,495         3,069           6,795        5,668

OTHER INCOME:
    Gain on sale of mortgage loans                           --            51              --          137
    Other loan fees                                          34            29              49           48
    Trust Fees                                              344           135             653          291
    Gain on sale of SBA loans                               123            45             253          150
    Depositor service fees                                  121            98             219          138
    Other                                                   185            49             262          137
                                                         ------        ------         -------       ------
         Total other income                                 807           407           1,436          901

OPERATING EXPENSES:
    Compensation and benefits                             1,998         1,600           3,698        3,236
    Occupancy and equipment                                 489           392             962          788
    Legal settlement & costs                                 --         1,700              --        1,700
    Professional services                                   248           230             441          435
    FDIC insurance and regulatory assessments                21           135              41          260
    Client services                                          95            91             215          179
    Other real estate, net                                    6            (7)             30           34
    Other                                                   642           459           1,264          896
                                                         ------        ------         -------       ------
        Total operating expenses                          3,499         4,600           6,651        7,528
                                                         ------        ------         -------       ------
INCOME (LOSS) BEFORE INCOME TAX                             803        (1,124)          1,580         (959)
    Income tax expense (benefit)                            289          (470)            593         (411)
                                                         ------        ------         -------       ------
 Net income (loss)                                       $  514       $  (654)        $   987       $ (548)
                                                         ======        ======         =======       ======
 Net income (loss) per common and
     common equivalent share                             $ 0.25       $ (0.35)        $  0.49       $(0.30)
                                                         ======        ======         =======       ======

See notes to consolidated financial statements.
- --------------------------------------------------------------------------------

                                   4 of 19

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited....dollars in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                   -------------------
                                                                     1996       1995
                                                                   --------   --------
CASH FLOWS--OPERATING ACTIVITIES:
    Net income (loss)                                              $    987   $   (548)
    Reconciliation of net income to net cash from operations:
          Provision for loan losses                                     465        516
          Depreciation and amortization                                 344        293
          Accrued interest receivable and other assets               (1,468)      (894)
          Accrued interest payable and other liabilities                (60)     1,023
          Net change in deferred loan fees and discounts                 64       (247)
          Proceeds from sales of loans held for sale                  3,501     16,364
          Origination of loans held for sale                         (3,501)   (10,981)
          Other real estate owned, net                                   --         17
                                                                   --------   --------
              Operating cash flows, net                                 332      5,543

CASH FLOWS--INVESTING ACTIVITIES:
    Maturities of investment securities:
          Held-to-maturity                                            8,293      6,237
          Available-for-sale                                          2,500         --
    Purchase of investment securities:
          Held-to-maturity                                           (2,994)    (2,045)
          Available-for-sale                                             --     (2,495)
    Net change in loans                                             (22,485)   (12,400)
    Sale of other real estate owned                                      --        358
    Purchase of life insurance policies                                  --     (2,257)
    Purchase of premises and equipment, net                          (1,703)      (397)
    Other, net                                                           (5)         5
                                                                   --------   --------
          Investing cash flows, net                                 (16,394)   (12,994)

CASH FLOWS--FINANCING ACTIVITIES:
    Net change in noninterest-bearing deposits                       14,045      7,206
    Net change in interest-bearing deposits                              --     21,223
    Net change in short-term borrowings                                  --     (8,603)
    Stock purchased by employees and stock options exercised            516        289
    Cash dividends                                                     (187)      (160)
                                                                   --------   --------
         Financing cash flows, net                                   14,374     19,955
                                                                   --------   --------
Net increase (decrease) in cash and cash equivalents                 (1,688)    12,504
Cash and cash equivalents at beginning of period                     29,107     19,726
                                                                   --------   --------
CASH AND CASH EQUIVALNETS AT END OF PERIOD                         $ 27,419   $ 32,230
                                                                   ========   ========
CASH FLOWS--SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for:
        Interest on deposits and other borrowings                  $  4,192   $  3,459
        Income taxes                                                    870        175
    Non-cash transactions:
        Additions to other real estate owned                            217         --

See notes to consolidated financial statements.
- --------------------------------------------------------------------------------

                                    5 of 19

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include the accounts of Cupertino National Bancorp ("CUNB" or the "Company") and its subsidiary, Cupertino National Bank & Trust (the "Bank" or "CNB"). These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of CUNB's financial position and the results of its operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. The results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the financial statements included in the 1995 Annual Report to Shareholders.


2.  SHARE AND PER SHARE AMOUNTS

Earnings per common and common equivalent share are calculated based upon the weighted average number of shares outstanding during the period, plus equivalent shares representing the effect of dilutive stock options. The number of shares used to compute earnings per share were 2,013,481 and 1,855,810 for the three months ended June 30, 1996 and 1995, respectively and 2,007,922 and 1,841,400 for the six months ended June 30, 1996 and 1995, respectively.

                                    6 of 19

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

CUNB reported net income for the second quarter of 1996 of $514,000, or $.25 per common and common equivalent share, compared to a net loss of $654,000, or $.35 per common and common equivalent share, reported in the second quarter of last year. The net loss in the 1995 second quarter was due to the settlement of litigation that was pending against CUNB. Return on average assets and return on average common equity annualized for the second quarter of 1996 were 0.77% and 10.47%, respectively.

The earnings for the second quarter of 1995 were adversely effected by an accrual of $1,020,000 (net of tax) for the settlement of trust department litigation and related costs. The Company believes, based on the advice of counsel, that it is probable that insurance coverage for a significant portion of the settlement amount is available under its director and officer insurance policy and its professional liability insurance policy, as well as the errors and omissions policy of its insurance agent. The Company's insurance company has denied the Company's claim for coverage under these policies, and the Company has initiated litigation against the insurance companies who issued the policies as well as the agent from whom the Company obtained such policies. Excluding this charge, second quarter 1995 earnings would have been $366,000.

For the six months ended June 30, 1996, the Company posted net income of $987,000, or $.49 per common and common equivalent share, compared to a net loss of $548,000, or $.30 per common and common equivalent share, for the comparable period in 1995. The annualized return on average assets and return on average equity for the first six months of 1996 were 0.75% and 10.22%, respectively. Net income for the first quarter of 1995 included approximately $275,000 in non-recurring expenses (net of tax) related to the closing of the Bank's mortgage operations, the costs incurred related to canceled merger discussions, and severance payments to a former executive officer. Excluding the legal settlement charge and related costs, as well as the non-recurring charges from the first quarter, the net income for the six months ended June 30, 1995 would have been $747,000.

Non-performing assets (including nonaccruing loans, loans 90 days past due and other real estate owned ("OREO")) totaled $3.5 million at June 30, 1996, compared to $3.3 million at December 31, 1995 and $3.6 million at June 30, 1995. The ratio of non-performing assets to total assets was 1.29% at June 30, 1996, compared to 1.29% at December 31, 1995 and 1.47% at June 30, 1995. The Bank's portfolio of classified assets increased to $11.3 million, or 4.29% of total assets at June 30, 1996, from $7.9 million or 3.06% of total assets at December 31, 1995 and $8.7 million or 3.57% of total assets at June 30, 1995. The increase during the first half of 1996 was primarily due to the classification of $2.7 million of commercial and technology loans of three borrowers.

The reserve for loan losses was $3.0 million at June 30, 1996, compared with $2.7 million at December 31, 1995 and $2.5 million at June 30, 1995. The provision for loan losses was $265,000 for the second quarter of 1996, compared to $200,000 recorded in the first quarter of 1996, and $85,000 recorded in the second quarter of 1995. For the first six months of 1996, the provision for loan losses was $465,000, a decrease of $51,000 from the first half of 1995. Net charge-offs were $105,000 for the first six months of 1996, compared to $980,000 for the first half of 1995. The ratio of the reserve for loan losses to non-performing assets was 86.1% at June 30, 1996 compared with 80.3% at December 31, 1995 and 68.3% at June 30, 1995.

Shareholders' equity increased $1.3 million to $20.0 million, or 7.29% of assets, at June 30, 1996 from $18.7 million, or 7.21% of assets, at December 31, 1995. The increase was due to net earnings, stock purchased by directors and employees through stock option plans and stock purchased through the Employee Stock Purchase Plan, and was partially offset by a cash dividend payment of $.10 per common share, totaling $187,000, made to shareholders during the second quarter of 1996.

                                    7 of 19

CUNB's Tier 1 and total risk-based capital ratios were 8.62% and 11.17% at June 30, 1996, respectively, compared with 9.18% and 11.91% at December 31, 1995, respectively. The leverage ratio declined to 7.52% at June 30, 1996 from 7.78% at December 31, 1995. The decline in capital ratios is due to asset growth during 1996. At June 30, 1996, CUNB's risk-based capital and leverage ratios, as well as those of the Bank, exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action guidelines. The Company will seek to maintain its well capitalized position to ensure flexibility in its operations.

CUNB's common stock closed at $14.50 per share on June 30, 1996, representing 138% of the $10.52 book value per common share, compared with $13.50 per share and 129% of the $10.45 book value per common share at March 31, 1996.


MERGER

Cupertino National Bancorp signed an Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996 (the "Agreement") whereby Cupertino National Bancorp will merge, in a merger of equals, with and into Mid-Peninsula Bancorp and Mid-Peninsula Bancorp will change it's name to Greater Bay Bancorp ("GBB"). The merger will result in the formation of the largest multi-bank holding company based in the San Francisco Peninsula/South Bay region, and the third-largest publicly traded independent bank holding company in the San Francisco Bay area, with total assets of approximately $500 million and equity of over $40 million. Mid-Peninsula Bank ("MPB") and Cupertino National Bank & Trust ("CNB") will operate as wholly-owned subsidiaries of Greater Bay Bancorp and will focus on serving the greater Bay area, including the Peninsula and South Bay markets, through their seven office locations.

The terms of the Agreement provide for Cupertino National Bancorp shareholders to receive 0.81522 of a share of Mid-Peninsula Bancorp stock for each share of Cupertino National Bancorp in a tax-free exchange to be accounted for as a "pooling-of-interests." As part of the Agreement, Mid-Peninsula will list its shares on the Nasdaq National Market, and concurrent with closing, will be renamed Greater Bay Bancorp. Following the merger, the shareholders of Mid-Peninsula Bancorp will own approximately 51% of the combined company and the shareholders of Cupertino National Bancorp will own approximately 49% of the combined company, giving effect to all outstanding options.

Greater Bay Bancorp's new Board of directors will consist of five directors from Cupertino National Bancorp and five from Mid-Peninsula Bancorp, with Duncan L. Matteson (Chairman of Mid-Peninsula Bancorp) and John M. Gatto (Chairman of Cupertino National Bancorp) serving as co-Chairman. David L. Kalkbrenner, who will serve as President and Chief Executive Officer of Greater Bay Bancorp, will continue as President and Chief Executive Officer of MPB and C. Donald Allen will remain as Chairman and Chief Executive Officer of CNB. Steven C. Smith, the Chief Operating Officer of CNB, will serve as Chief Operating Officer and Chief Financial Officer of GBB. David R. Hood, Executive Vice President and Senior Loan Officer of CNB, will serve as Executive Vice President and Senior Credit Officer of GBB.

In connection with the Agreement, Cupertino National Bancorp and Mid-Peninsula Bancorp have granted each other options to purchase up to 19.0% of the outstanding shares of each other's common stock under certain circumstances in the event the transaction is terminated. The merger is expected to be completed in the fourth quarter of 1996, subject to shareholder and regulatory approvals.

                                    8 of 19

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the Company's average balance sheet, net interest income and interest rates for the quarterly periods presented:

                                Three Months Ended                   Three Months Ended                 Three Months Ended
                                  June 30, 1996                        March 31, 1996                     June 30, 1995
                            -------------------------------------------------------------------------------------------------------
                                                      Average                            Average                             Average
                              Average                  Yield/    Average                 Yield/   Average                     Yield/
                             Balance (1)  Interest      Rate     Balance (1)   Interest    Rate    Balance (1)  Interest        Rate
                            --------------------------------------------------------------------------------------------------------
(Dollars In thousands)
- ----------------------
Interest-earning assets:
  Loans (2) (4)               $ 176,030    $ 4,696    10.70%    $ 169,650    $ 4,517    10.68%    $ 145,249    $ 4,021        11.10%
  Investment securities,
   short term investments
    and cash equivalents         64,660        995     6.17%       62,913        991     6.32%       67,948      1,046         6.17%
                              ----------   -------   -------   ---------     -------    ------     --------    -------      -------
     Total interest-earning
       assets                   240,690      5,691     9.48%      232,563      5,508     9.50%      213,197      5,067         9.53%
Noninterest-earning assets       27,079                            26,259                            17,068
                              ----------                       ----------                         ---------
  Total Assets                $ 267,769                         $ 258,822                         $ 230,265
                              ==========                       ==========                         =========
Interest-bearing
  liabilities:
  Deposits:
     NOW and MMDA             $ 126,485      1,147     3.64%    $ 122,248      1,176     3.86%    $  88,998        903         4.07%
     Savings deposits            12,106        115     3.81%       11,720        107     3.66%        4,759         42         3.54%
     Time deposits               44,824        582     5.21%       47,122        622     5.29%       49,188        680         5.54%
                              ---------    -------    -------   ---------   ---------   ------     --------    -------       -------
       Total Deposits           183,415      1,844     4.03%      181,090      1,905     4.22%      142,945      1,625         4.56%
  Borrowings                      3,113         87    11.15%        3,504        103    11.79%       18,414        288         6.27%
                              ---------    -------    -------   ---------   ---------   ------     --------    -------       -------
     Total interest-bearing
       liabilities              186,528      1,931     4.15%      184,594      2,008     4.36%      161,359      1,913         4.76%
                              ---------    -------    -------   ---------   ---------   ------     --------    -------       -------
Noninterest-bearing deposits     60,088                            54,092                            49,365
Other noninterest-bearing
  liabilities                     1,456                             1,095                             1,202
                              ---------                         ---------                          --------
  Total noninterest-bearing
    liabilities                  61,544                            55,187                            50,567
Shareholders' equity             19,697                            19,041                            18,339
                              ---------                         ---------                          --------
  Total liabilities and
     shareholders' equity     $ 267,769                         $ 258,822                         $ 230,265
                              =========                         =========                         =========
Net interest income; interest
  rate spread                              $ 3,760     5.33%                 $ 3,500     5.14%                 $ 3,154         4.78%
                                           =======    =======               =========   ======                 =======       =======
Net interest-earning assets;
  net yield (3)               $  54,162                6.27%    $  47,969                6.04%    $  51,838                    5.93%
                              =========               =======     =========             ======    =========                  =======

(1) Average balances are computed using an average of the daily balances during the period.
(2) Non-accrual loans are included in the average balance column; however, only collected interest is included in the column.
(3) The net yield on interest-earning assets during the period equals annualized net interest income divided by average interest-earning assets for the period.
(4) Loan fees totaling $338, $316 and $209 are included in loan interest income for the periods ended June 30, 1996, March 31, 1996 and June 30, 1995, respectively.

                                    9 of 19

The following table presents the dollar amount of certain changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities and the difference attributable to changes in average rates and volumes for the quarterly periods indicated:

                                                Three months ended June 30, 1996      Three months ended June 30, 1996
                                                  compared with March 31, 1996          compared with June 30, 1995
                                                     favorable (unfavorable)              favorable (unfavorable)
                                                     -----------------------              -----------------------
(Dollars in thousands)                          Volume        Rate      Total         Volume          Rate      Total
- ----------------------                           ----          ----      ----         -----          -----      -----
Interest income on loans                         $170          $  9      $179         $ 826          $(151)     $ 675
Interest on investment securities, short-term
 investments and cash equivalents                  27           (23)        4           (51)            --        (51)
                                                 ----          ----      ----         -----          -----      -----
   Change in total interest income                197           (14)      183           775           (151)       624

Interest expense on deposits
   NOW and MMDA                                   (39)           68        29          (348)           104       (244)
   Savings deposits                                (4)           (4)       (8)          (70)            (3)       (73)
   Time deposits                                   30            10        40            58             40         98
                                                 ----          ----      ----         -----          -----      -----
                                                  (13)           74        61          (360)           141       (219)
Interest expense on borrowings                     11             5        16           336           (135)       201
                                                 ----          ----      ----         -----          -----      -----
   Change in total interest expense                (2)           79        77           (24)             6        (18)
                                                 ----          ----      ----         -----          -----      -----

Increase (decrease) in net interest income       $195          $ 65      $260         $ 751          $(145)     $ 606
                                                 ====          ====      ====         =====          =====      =====


(1) In the analysis, the change due to both rate and volume has been allocated proportionately.


CUNBs net interest income for the second quarter of 1996 was $3.8 million, a $260,000 increase over the first quarter of 1996, and a $606,000 increase over the second quarter of 1995. When compared to the first quarter of 1996, average earning assets increased by $8.1 million, and the net yield on earning assets increased from 6.04% in the first quarter of 1996 to 6.27% in the second quarter of 1996. This was primarily due to the combined impacts of an increase in the volume of interest-earning assets and a decrease in the average rates paid on interest-bearing liabilities. In addition, a portion of the asset growth during the second quarter was funded by noninterest-bearing deposits which resulted in a more favorable effective yield.

Compared to the second quarter of 1995, average earning assets during the second quarter of 1996 increased by $27.5 million. This was due to increased loan demand since the previous years second quarter. Average loans in the second quarter of 1996 increased by $30.8 million, or 21.2%, over the second quarter of 1995. As the Companys average interest-bearing deposits grew $40.5 million and noninterest-bearing deposits grew by $10.7 million since the 1995 second quarter, the mix of funding sources shifted away from higher cost short-term borrowings in the latter half of 1995. This reduced the cost of funds by 61 basis points from the second quarter of 1995.

                                    10 of 19

The following tables present the Company's average balance sheet, net interest income and interest rates for the six-month periods presented, as well as the analysis of variances due to rate and volume:


                                                           Six Months Ended                            Six Months Ended
                                                             June 30, 1996                               June 30, 1995
                                               ---------------------------------------    -----------------------------------------
                                                                              Average                                     Average
                                                  Average                     Yield/         Average                      Yield/
(Dollars in thousands)                          Balance (1)     Interest       Rate        Balance (1)      Interest       Rate
- ----------------------                         ---------------------------------------    -----------------------------------------
Interest-earning assets:
     Loans (2) (4)                              $174,219        $ 9,212      10.60%        $143,414          $7,820        10.94%
     Investment securities, short term
      investments and cash equivalents            63,786          1,987       6.25%          65,533           2,010         6.15%
                                                --------        -------      ------        --------          ------        ------
          Total interest-earning assets          238,005         11,199       9.44%         208,947           9,830         9.43%

Noninterest-earning assets                        24,919                                     15,270
                                                --------                                   --------
     Total Assets                               $262,924                                   $224,217
                                                ========                                   ========
Interest-bearing liabilities:
     Deposits:
          NOW and MMDA                          $124,366          2,314       3.73%        $ 84,665           1,678         3.97%
          Savings deposits                        11,914            222       3.73%           5,247              90         3.44%
          Time deposits                           45,973          1,212       5.29%          45,731           1,223         5.36%
                                                --------        -------      ------        --------          ------        ------
          Total Deposits                         182,253          3,748       4.12%         135,643           2,991         4.42%
     Borrowings                                    3,309            191      11.59%          21,433             655         6.13%
                                                --------        -------      ------        --------          ------        ------
          Total interest-bearing
           liabilities                           185,562          3,939       4.26%         157,076           3,646         4.66%
                                                --------        -------      ------        --------          ------        ------
Noninterest-bearing deposits                      57,090                                     47,722
Other noninterest-bearing liabilities                903                                      1,082
                                                --------                                   --------
Total noninterest-bearing liabilities             57,993                                     48,804
Shareholders' equity                              19,369                                     18,339
                                                --------                                   --------
      Total liabilities and shareholders'
          equity                                $262,924                                   $224,219
                                                ========                                   ========
Net interest income; Interest rate spread                       $ 7,260       5.18%                          $6,184         4.78%
                                                                =======      ======                          ======        ======
Net interest-earning assets; net yield (3)      $ 52,443                      6.12%        $ 51,871                         5.94%
                                                ========                     ======        ========                        ======


(1) Average balances are computed using an average of the daily balances during the period.
(2) Non-accrual loans are included in the average balance column; however, only collected interest is included in the interest column.
(3) The net yield on interest-earning assets during the period equals annualized net interest income divided by average interest-earning assets for the period.
(4) Loan fees totaling $704 and $395 are included in loan interest income for the periods ended June 30, 1996 and June 30, 1995, respectively.






                                                                                 Six months ended June 30, 1996
                                                                                  compared with June 30, 1995
                                                                                     favorable (unfavorable)
                                                                          -----------------------------------------------
 (Dollars in thousands)                                                        Volume              Rate            Total
- ----------------------                                                    --------------        ---------       ---------
Interest income on loans                                                    $      1,635         $   (243)        $ 1,392
Interest on investment securities,
      short-term investments and
      cash equivalents                                                               (55)              32            (23)
                                                                          --------------         --------         -------
Change in total interest income                                                    1,580             (211)         1,369
Interest expense on deposits
      NOW and MMDA                                                                  (745)             109           (636)
      Savings deposits                                                              (124)              (8)          (132)
      Time deposits                                                                   (6)              17             11
                                                                          --------------         --------         -------
                                                                                    (875)             118           (757)
Interest expense on borrowings                                                       795             (331)           464
                                                                          --------------         --------         -------
Change in total interest expense                                                     (80)            (213)          (293)
                                                                          --------------         --------         -------

Increase (decrease) in net interest income                                  $      1,500         $   (424)       $ 1,076
                                                                          ==============         ========        =======

                                        11 of 19

For the six month period ended June 30, 1996, the Company experienced an increase in net interest income of $1.1 million when compared to the first half of 1995. This increase was mainly due to the increased volume in the loan portfolio, the decreased volume in short-term borrowings, and the decreased average rate paid on deposits, partially offset by reduced yields on loans, the increased average rate paid on other borrowings, and the increased volume of interest-bearing deposits. For the first half of 1996, average other borrowings primarily consisted of $3.0 million of subordinated debt which was issued at 11.5% in the Fall of 1995 and qualifies as Tier 2 regulatory capital. For the six months ended June 30, 1996, the Companys net interest spread of 5.18% reflected an increase from 4.78% for the same period in 1995. This was primarily due to the reduction in the Companys cost of deposits.

The trend of interest rates in the economy has remained flat during 1996; however, there are indications that inflation may be increasing slightly. An increase in inflation will put pressure on the Federal Reserve to increase interest rates. If interest rates rise, CNBs interest rate margin is likely to increase, thereby increasing net interest income.

The Company provides client services to several of its noninterest-bearing demand deposit customers. The amount of credit available to clients is based on a calculation of their average noninterest-bearing deposit balance, adjusted for float and reserves, multiplied by an earnings credit rate, generally the 90-day Treasury Bill rate. The credit can be utilized to pay for services including messenger service, account reconciliation and other similar services. If the cost of the services provided exceeds the available credit, the customer is charged for the difference.

The impact of this expense on the Companys net interest spread and net yield on interest earning assets was as follows:

                                               Three Months Ended June 30,               Six Months Ended June 30,
                                                    1996         1995                        1996         1995
                                               ---------------------------               -------------------------
Average noninterest-bearing demand deposits       $ 60,088      $49,365                     $ 57,090      $ 47,722
Client Service expense                                  95           91                          215           161
Client Service cost annualized                       0.63%        0.74%                        1.51%         1.35%

Impact on Net Yield
- -------------------
Net yield on interest earning assets                 6.27%        5.93%                        6.12%         5.94%
Impact of client services                          (0.15)%      (0.17)%                      (0.17)%       (0.16)%
                                                  --------      -------                     --------      --------
Adjusted net yield                                   6.12%        5.76%                        5.95%         5.78%
                                                  ========      =======                     ========      ========

The negative impact on the net yield on interest-earning assets is caused by the reduction of net interest income by the cost of client service expenses, which reduces the yield on interest-earning assets. The cost for client service expense has been relatively stable, and reflects the Companys efforts in the management of client service expense.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at intervals of (a) one day or immediate, (b) two days to six months,
(c) seven to twelve months, (d) one to three years, (e) three to five years,
(f) over five years and (g) on a cumulative basis. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics. The differences between the volumes of assets and liabilities in these intervals are known as sensitivity gaps. The following table shows interest sensitivity gaps for different intervals at June 30, 1996:

                                   12 of 19


INTEREST SENSITIVITY ANALYSIS
Repricing Periods
                                                                                                                  Total
                              Immediate     2 Days To     7-12      >1 Year    >3 Yrs               Total Rate   Non-rate
(Dollars in thousands)         One Day      6 Months     Months    to 3 Yrs   to 5 Yrs    >5 Yrs    Sensitive   Sensitive   Total
                               -----------------------------------------------------------------------------------------------------

Assets:
Cash and due from banks        $      -   $       -   $       -    $      -   $     -    $     -    $      -    $  16,419   $ 16,419
Short term investments           11,000           -           -           -         -          -      11,000            -     11,000
Investment securities                 -       9,004           -      11,263     8,022     20,036      48,325        1,002     49,327
Loans                           139,769       2,800       2,089       8,471     4,524     25,516     183,169        3,221    186,390
Loan loss reserve/unearned
 fees                                 -           -           -           -         -          -           -      (3,958)    (3,958)
Other assets                          -           -           -           -         -          -           -       15,218     15,218
                               --------   ---------   ---------    --------   -------    -------    --------    ---------   --------
     Total assets              $150,769   $  11,804   $   2,089    $ 19,734   $12,546    $45,552    $242,494    $  31,902   $274,396
                               ========   =========   =========    ========   =======    =======    ========    =========   ========

Liabilities and Equity:
Deposits
  Demand                       $      -   $       -   $       -    $      -   $     -    $     -    $      -    $  66,263   $ 66,263
  NOW, MMDA, and savings        144,321           -           -           -         -          -     144,321            -    144,321
  Time deposits                       -      29,310       9,844         380        11         10      39,555            -     39,555
Subordinated debt                 3,000           -           -           -         -          -       3,000            -      3,000
Other liabilities                     -           -           -           -         -          -           -        1,274      1,274
Shareholders' equity                  -           -           -           -         -          -           -       19,983     19,983
                               --------   ---------   ---------    --------   -------    -------    --------    ---------   --------
   Total liabilities and
    equity                     $147,321   $  29,310   $   9,844    $    380   $    11    $    10    $186,876    $  87,520   $274,396
                               ========   =========   =========    ========   =======    =======    ========    =========   ========
Gap                            $  3,448   $(17,506)   $ (7,755)    $ 19,354   $12,535    $45,542    $ 55,618    $(55,618)   $      -
Cumulative Gap                 $  3,448   $(14,058)   $(21,813)    $(2,459)   $10,076    $55,618    $ 55,618    $       -          -
Cumulative Gap/total assets       1.27%      (5.16)%    (8.01)%     (0.90)%     3.70%     20.42%      20.42%           0%          -
- -----------------------------------------------------------------------------------------------------------------------------------

The management of interest rate sensitivity, or interest rate risk management, is a function of the repricing characteristics of the Bank's portfolio of assets
and liabilities.   These repricing characteristics are subject to changes in
interest rates either at replacement, repricing or maturity during the life of
the instruments.   Interest rate risk management focuses on the maturity
structure of assets and liabilities and their repricing characteristics during
periods of changes in market interest rates.   Effective interest rate risk
management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby reducing the effect of interest rate movements on net interest income.

Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate
sensitivity.   In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting
net interest income.   This characteristic is referred to as "basis risk" and,
generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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

                                   13 of 19

NON-INTEREST INCOME

The following table provides details of non-interest income for the previous five quarters.


                                                                  Quarter Ended
                                       ----------------------------------------------------------------------
                                         June 30,    March 31,    December 31,    September 30,      June 30,
(Dollars in thousands)                       1996         1996            1995             1995          1995
                                       ------------  -----------  --------------  ---------------     --------
Loan fees                                   $  34        $  15           $  11            $  51         $  29
Trust fees                                    344          309             241              178           135
Gain on sale of SBA loans                     123          130             153               63            45
Depositor service fees                        121           98              92               92            98
Gain on sale of mortgage loans                  -            -               -                -            51
Other                                         185           77              54               67            49
                                            -----        -----           -----            -----         -----
     Total other income                     $ 807        $ 629           $ 551            $ 451         $ 407
                                            =====        =====           =====            =====         =====

Non-interest income was $807,000 for the second quarter of 1996, an increase of $178,000 from the first quarter of 1996, and of $400,000 from the second quarter of 1995. The increase in the 1996 second quarter from the first quarter of 1996 and from the second quarter of 1995 was primarily due to an increase in trust fee income and to $95,000 in gains realized on warrants received in connection with CNBs Venture Lending group. In the past year, the Company has increased its focus on these two business lines.

The increase of $535,000 in total noninterest income from the first half of 1995 to the first half of 1996 was also due to increased trust fee income and warrant income.

NON-INTEREST EXPENSE

The following table provides details of non-interest expense for the previous five quarters:


                                                                   Quarter Ended
                                      ------------------------------------------------------------------------
                                           June 30,     March 31,   December 31,   September 30,     June 30,
(Dollars in thousands)                         1996          1996           1995            1995         1995
                                      --------------  -----------  -------------  --------------     ---------
Compensation and benefits                    $1,998        $1,700         $1,774          $1,694       $1,600
Occupancy and equipment                         489           473            470             430          392
Professional services                           248           193            269             277          230
Legal settlement and costs                        -             -              -               -        1,700
FDIC insurance and assessments                   21            20             62              22          135
Supplies, telephone and postage                 160           130            117             109          108
Data processing                                  38            50             42              39           30
Client services                                  95           120             81              95           91
Other real estate, net                            6            24              -               1          (7)
Other                                           444           442            366             315          321
                                             ------        ------         ------          ------       ------
     Total operating expenses                $3,499        $3,152         $3,181          $2,982       $4,600
                                             ======        ======         ======          ======       ======

Total non-interest expenses were $3.5 million for the second quarter of 1996, an increase of $347,000 from the first quarter of 1996, and a decrease of $1.1 million from the second quarter of 1995. The significant decline from the previous years second quarter, as well as from the first half of 1995, is due to the $1.7 million legal settlement expense recorded in the second quarter of 1995.

Compensation and benefits expense for the second quarter increased by $298,000 when compared to the first quarter of 1996, and by $398,000 from the comparable quarter of 1995. The increase in compensation, occupancy and supplies expense during the second quarter of 1996 and the first half of 1996, from the 1995 second quarter and the 1995 first half, respectively, is primarily due to the opening of the new downtown Palo Alto branch office in June 1996. The decline in FDIC assessment expense of $114,000 from the second quarter of 1995 to the comparable quarter in 1996 reflects the change in assessment rates for banks
insured by the Bank Insurance Fund of the FDIC.   Total FDIC insurance and
assessments declined by $219,000 from the first half of 1995 to the first half of 1996 for the same reason.

                                   14 of 19

INCOME TAX
The provision for income taxes for the second quarter of 1996 of $289,000 reflects an effective tax rate for the quarter of approximately 36%, compared to a tax benefit recorded for the second quarter of 1995 of $470,000 with an effective tax rate of 42%. The difference was primarily due to the operating loss experienced by the Company in the second quarter of 1995 due to the litigation settlement. CUNB did not require a valuation allowance related to its deferred tax asset.

FINANCIAL CONDITION

CAPITAL RATIOS
The Company's and the Bank's leverage ratio (Tier 1 capital to average quarterly assets) and total risk-based capital ratios were as follows:



                                                   June 30, 1996                       December 31, 1995
                                ------------------------------------------------------------------------------------------
                                  Tier 1 Capital to      Total Capital to     Tier 1 Capital to      Total Capital to
                                       Average            Risk-weighted            Average             Risk-Weighted
                                   Quarterly Assets           Assets          Quarterly Assets             Assets
                                ------------------------------------------------------------------------------------------
                                   BALANCE        %      BALANCE       %       BALANCE      %         BALANCE       %
(Dollar in thousands)
- ---------------------
CNB                               $18,483     6.98%     $24,341   10.66%      $17,650   7.36%       $23,180    11.41%
Well capitalized requirement       13,234     5.00%      22,838   10.00%       11,989   5.00%        20,318    10.00%
                               ------------------------------------------------------------------------------------------
Excess capital                    $ 5,249     1.98%     $ 1,503    0.66%      $ 5,661   2.36%       $ 2,862     1.41%
                               ==========================================================================================

Cupertino National Bancorp        $19,923     7.52%     $25,814   11.17%      $18,672   7.78%       $24,213    11.91%
Well capitalized requirement       13,243     5.00%      23,115   10.00%       12,000   5.00%        20,331    10.00%
                               ------------------------------------------------------------------------------------------
Excess capital                    $ 6,680     2.52%     $ 2,699    1.17%      $ 6,672   2.78%       $ 3,882     1.91%
                               ==========================================================================================


In addition, the Company's and the Bank's Tier 1 risk-based capital ratios were 8.62% and 8.09% at June 30, 1996, respectively, compared with 9.18% and 8.69%, respectively, at December 31, 1995, and 9.63% and 9.13%, respectively, at June 30, 1995.

To be considered well capitalized, as defined under the regulatory framework for prompt corrective action, an institution must have a Tier 1 risk-based capital ratio of 6% or greater, a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater. To be considered adequately capitalized, as defined under the regulatory framework for prompt corrective action, an institution must have a Tier 1 risk-based capital ratio of 4% or greater, a total risk-based capital ratio of 8% or greater and a leverage ratio of 3% or greater. All of the Company's and the Bank's risk-based capital and leverage ratios exceed the ratios for a well capitalized financial institution for all periods presented above.


LIQUIDITY
Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss, and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of the Bank's clients who either want to withdraw funds or require funds to meet their credit needs. Through an Asset/Liability Management Committee, the Bank actively monitors its commitments to fund loans, as well as the composition and maturity schedule of its loan and deposit portfolios. To manage its liquidity, the Bank maintains $20 million in inter-bank Fed Fund purchase lines, as well as $100 million in institutional deposit or brokered deposit lines, and $35 million in reverse repurchase lines.

                                   15 of 19

PROVISION AND RESERVE FOR LOAN LOSSES
The following schedule details the activity in the Bank's reserve for loan losses and related ratios for each of the last five quarters:

                                                                  Quarter ended
                                   --------------------------------------------------------------------------
                                           June 30,    March 31,    December 31,    September 30,    June 30,
(Dollars in thousands)                         1996         1996            1995             1995        1995
- ----------------------
                                   --------------------------------------------------------------------------
Reserve for loan losses at
    beginning of period                      $2,907       $2,683          $2,522           $2,454      $2,359
Provision charged to operations                 265          200              90               75          85
Loans charged off                              (165)           -             (54)             (15)         (4)
Loan recoveries                                  36           24             125                8          14
                                             ------       ------          ------           ------      ------
Reserve for loan losses at
    end of period                            $3,043       $2,907          $2,683           $2,522      $2,454
                                             ======       ======          ======           ======      ======
Ratio of:
Reserve for loan losses to loans               1.63%        1.67%           1.64%            1.69%       1.70%
Reserve for loan losses to
    nonperforming assets                      86.08%       84.95%          80.26%           85.67%      68.32%
- -------------------------------------------------------------------------------------------------------------

The provision for loan losses was $265,000 in the second quarter of 1996, compared to $200,000 in the first quarter of 1996, and to $85,000 in the second quarter of 1995. The provision for loan losses for the first half of 1996 was $465,000 compared to $516,000 in the comparable period in 1995.

Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The reserve for loan losses was $3.04 million at June 30, 1996, compared with $2.91 million at March 31, 1996, and $2.68 million at December 31, 1995.

The ratio of the reserve for loan losses to total loans was 1.63% at June 30, 1996, compared with 1.64% at December 31, 1995, and 1.70% at June 30, 1995. The ratio of the reserve for loan losses to total nonperforming assets, including foreclosed real estate, was 86.08% at June 30, 1996, compared to 80.26% at December 31, 1995 and 68.32% at June 30, 1995.

NON-ACCRUING LOANS, RESTRUCTURED LOANS, ACCRUING LOANS PAST DUE 90 DAYS OR MORE AND FORECLOSED PROPERTIES

                                                                      Quarter ended
                                        --------------------------------------------------------------------------
                                                June 30,    March 31,    December 31,    September 30,    June 30,
(Dollars in thousands)                              1996         1996            1995             1995        1995
- ----------------------
                                        --------------------------------------------------------------------------
Non-accruing loans                                $2,214       $2,325          $2,513           $2,539      $2,426
Restructured loans                                     -            -               -                -           -
Accruing loans past due 90 days or more            1,104          880             830              405       1,166
                                        -----------------  -----------   -------------   --------------  ---------
Total nonperforming loans                          3,318        3,205           3,343            2,944       3,592
OREO                                                 217          217               -                -           -
                                        -----------------  -----------   -------------   --------------  ---------
Total nonperforming assets                        $3,535       $3,422          $3,343           $2,944      $3,592
                                        =================  ===========   =============   ==============  =========
Total nonperforming assets to total
 assets                                            1.29%        1.34%           1.29%            1.23%       1.47%
- ------------------------------------------------------------------------------------------------------------------

Over the past year, total nonperforming assets have remained relatively stable with totals of $3.5 million at June 30, 1996, compared with $3.3 million at December 31, 1995, and $3.6 million at June 30, 1995. Nonperforming loans, which include non-accruing loans, restructured loans, and accruing loans which are past due 90 days or more, were

                                   16 of 19

$3.3 million at June 30, 1996, compared with $3.3 million at December 31, 1995, and $3.6 million at June 30, 1995.

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

EFFECTS OF INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on industrial concerns, primarily because its assets and liabilities consist largely of monetary items. The most direct effect of inflation on a financial institution is fluctuation in interest rates. However, net interest income is affected by the spread between interest rates received on assets and those paid on interest bearing liabilities, rather than the absolute level of interest rates. Additionally, there may be some upward pressure on the Companys operating expenses, such as increases in occupancy expenses based on consumer price indices. In the opinion of management, inflation has not had material effect on the operating results of the Company.



                          PART II.  OTHER INFORMATION

ITEM 1 - ITEM 3, ITEM 5
Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company was held on May 16, 1996 and 1,174,865 shares were represented at the meeting in person or by proxy.

(b) The following 13 persons nominated by management were elected as directors at the meeting:

                                        For   Withheld
                                        ---   --------
       C. Donald Allen            1,153,260     21,605
       David K. Chui              1,153,260     21,605
       Carl E. Cookson            1,153,260     21,605
       Jerry R. Crowley           1,153,260     21,605
       Janet M. DeCarli           1,148,923     25,942
       John M. Gatto              1,153,260     21,605
       William H. Guengerich      1,153,260     21,605
       James E. Jackson           1,153,260     21,605
       Rex D. Lindsay             1,153,260     21,605
       Glen McLaughlin            1,153,260     21,605
       Norman Meltzer             1,153,260     21,605
       Dick J. Randall            1,153,260     21,605
       Dennis Whittaker           1,153,260     21,605

(c) A proposal to approve an amendment to the Company's 1989 Non-Qualified Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by

                                   17 of 19

     35,000 shares, was approved by a vote of 896,616 shares in favor, 270,984 shares opposed and 7,265 shares abstaining or subject to broker non-votes.

(d) A proposal to approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 60,000 shares, was approved by a vote of 937,401 shares in favor, 37,976 shares opposed and 199,488 shares abstaining or subject to broker non-votes.

(e) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the current fiscal year was approved by a vote of 1,171,260 shares in favor, 2,554 shares opposed and 691 shares abstaining or subject to broker non-votes.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a) Exhibits - Listed on Index to Exhibits

(b) Reports on Form 8-K for the quarter covered by this report

The Company filed a Report on Form 8-K on July 12, 1996 reporting, on Item 5. Other Events, the signing of a definitive agreement for a merger of equals of Registrant with and into Mid-Peninsula Bancorp and that Mid-Peninsula Bancorp will change its name to Greater Bay Bancorp concurrent with closing of the merger. The Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996 was filed as an exhibit to the Form 8-K and is incorporated herein by reference.

                                     SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CUPERTINO NATIONAL BANCORP
(REGISTRANT)

BY:
/s/ Steven C. Smith
- -------------------------
STEVEN C. SMITH
EXECUTIVE VICE PRESIDENT,
CHIEF OPERATING OFFICER

/s/ Heidi R. Wulfe
- -------------------------
HEIDI R. WULFE
SENIOR VICE PRESIDENT,
CHIEF FINANCIAL OFFICER

DATE:    AUGUST 9, 1996

                                   18 of 19

                               INDEX TO EXHIBITS

         NUMBER  EXHIBIT
         ------  -------

         2.1 Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996 (filed as Exhibit 2.1 of Registrant's report on Form 8-K dated July 12, 1996 and incorporated herein by reference).

         10.1 Cupertino Shareholder Agreement and Mid Peninsula Shareholder Agreement, each dated as of June 26, 1996, pursuant to Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996.

         10.2 Form of Cupertino Affiliate Agreement and Mid-Peninsula Affiliate Agreement with directors and certain officers, pursuant to Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996.

         10.3 Stock Option Agreement pursuant to Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996.

         10.4 Letter agreement, dated as of May 10, 1996, regarding the rendering of a fairness opinion and Indemnity Agreement, dated as of May 10, 1996, pursuant to Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996, between Cupertino and Sutro & Co. Incorporated.

         10.5 Letter agreement, dated as of June 5, 1996, regarding the providing of financial advisory services pursuant to Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996, between Cupertino and Hovde Financial, Inc.

         27      Financial Data Schedule
         _____

                                   19 of 19