Form 10-Q
period 1996-09-30
CUPERTINO NATIONAL BANCORP
filed 1996-11-14
CIK 757790

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ___________ to _____________.

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

                                 YES  X    NO
                                     ___      ___

  Outstanding shares of Common Stock, no par value, as of October 30, 1996:
                                   1,919,020

This report contains a total of 19 pages.

                                    1 of 19

                         CUPERTINO NATIONAL BANCORP

                                 INDEX


                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1996 and December 31, 1995...............   3

           Consolidated Statements of Operations
           for the Three Months and Nine Months Ended
           September 30, 1996 and 1995............................   4

           Consolidated Statements of Cash Flows
           for the Three Months and Nine Months Ended
           September 30, 1996 and 1995............................   5

           Notes to Consolidated Financial Statements.............   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................   7


                        PART II.  OTHER INFORMATION


Items 1-3,
Item 5.    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders....  18

Item 6.    Exhibits and Reports on Form 8-K.......................  18

           Signatures.............................................  18

           Index to Exhibits......................................  19

                                    2 of 19

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited....dollars in thousands)

                                                            September 30,  December 31,
                                                               1996           1995
                                                            ---------------------------
ASSETS
Cash and due from banks                                     $ 20,273         $ 16,207
Federal funds sold                                             4,600           12,900
                                                            --------         --------
   Cash and cash equivalents                                  24,873           29,107

Investment securities:
   Held to maturity (Market value $57,436 at
     September 30, 1996; $53,001 at December 31, 1995)        57,895           52,571
   Available for sale (Cost $1,001 at September 30,
     1996; $3,504 at December 31, 1995)                        1,002            3,509
   Other securities                                            1,021              969
                                                            --------         --------
      Total investment securities                             59,918           57,049
Loans:
   Commercial                                                125,878           88,646
   Real estate-construction and land                          30,481           23,889
   Real estate-term                                           36,401           23,026
   Consumer and other                                         32,758           28,666
   Deferred loan fees and discounts                           (1,185)            (851)
                                                            --------         --------
      Loans                                                  224,333          163,376
   Allowance for loan losses                                  (3,451)          (2,683)
                                                            --------         --------
      Total loans                                            220,882          160,693
Premises and equipment, net                                    3,186            1,917
Accrued interest receivable and other assets                  10,696           10,333
                                                            --------         --------
      Total assets                                          $319,555         $259,099
                                                            ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand, noninterest-bearing                              $ 72,707         $ 58,986
   NOW                                                        11,212           10,158
   Money Market Demand Accounts                              146,223          114,021
   Savings                                                     8,866            7,995
   Other time certificates                                    21,243           17,830
   Time certificates, $100 and over                           34,651           27,104
                                                            --------         --------
      Total deposits                                         294,902          236,094
Accrued interest payable and other liabilities                   865            1,333

Subordinated debentures                                        3,000            3,000
                                                            --------         --------
      Total liabilities                                      298,767          240,427
Shareholders' equity:
   Preferred stock, no par value: 4,000,000 shares
     authorized; none issued                                      --              --
   Common stock, no par value:  6,000,000 shares
     authorized; shares outstanding: 1,916,708 at
     September 30, 1996 and 1,808,828 at
     December 31, 1995                                        18,436           17,680
   Retained earnings                                           2,352              992
                                                            --------         --------
     Total shareholders' equity                               20,788           18,672
                                                            --------         --------
        Total liabilities and shareholders' equity          $319,555         $259,099
                                                            ========         ========

See notes to consolidated financial statements.
---------------------------------------------------------------------------------

                                    3 of 19

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited....dollars in thousands, except per share data)

                                                         Quarter Ended                     Nine Months Ended
                                                          September 30,                      September 30,
                                                       ------------------               ------------------------
                                                       1996          1995                  1996             1995
                                                       ----          ----                  ----             ----
INTEREST INCOME:
    Interest on loans                                  $5,414       $4,065              $14,626            $11,884
    Interest on investment securities:
        Taxable                                           940          840                2,688              2,677
        Non-taxable                                        -             7                    -                 43
                                                       ------       ------              -------            -------
            Total Investment securities                   940          847                2,688              2,720
    Other interest income                                  97          186                  336                323
                                                       ------       ------              -------            -------
        Total interest income                           6,451        5,098               17,650             14,927

INTEREST EXPENSE:
    Interest on deposits                                2,132        1,755                5,880              4,746
    Other interest expense                                 92           73                  283                728
                                                       ------       ------              -------            -------
        Total interest expense                          2,224        1,828                6,163              5,474
                                                       ------       ------              -------            -------
            Net interest income                         4,227        3,270               11,487              9,453
PROVISION FOR LOAN LOSSES                                 399           75                  864                591
                                                       ------       ------              -------            -------
    Net interest income after provision
        for loan losses                                 3,828        3,195               10,623              8,862

OTHER INCOME:
    Gain on sale of mortgage loans                          -           -                     -                138
    Other loan fees                                        59           51                  108                 99
    Trust Fees                                            375          178                1,028                469
    Gain on sale of SBA loans                             122           63                  375                213
    Depositor service fees                                149           78                  368                215
    Other                                                 122           81                  384                219
                                                       ------       ------              -------            -------
         Total other income                               827          451                2,263              1,353

OPERATING EXPENSES:
    Compensation and benefits                           1,974        1,694                5,672              4,930
    Occupancy and equipment                               551          430                1,514              1,217
    Legal settlement & costs                                -            -                    -              1,700
    Professional services                                 234          277                  675                712
    FDIC insurance and regulatory assessments              15           22                   55                282
    Client services                                       105           95                  320                256
    Other real estate, net                                  5            1                   35                 35
    Other                                                 860          463                2,124              1,377
                                                       ------       ------              -------            -------
        Total operating expenses                        3,744        2,982               10,395             10,509
                                                       ------       ------              -------            -------
INCOME (LOSS) BEFORE INCOME TAX                           911          664                2,491               (294)
    Income tax expense (benefit)                          350          260                  943               (150)
                                                       ------       ------              -------            -------
NET INCOME (LOSS)                                      $  561       $  404              $ 1,548            $  (144)
                                                       ======       ======              =======            =======
Net income (loss) per common and
   common equivalent share                             $  .27       $  .21              $   .76            $  (.08)
                                                       ======       ======              =======            =======

See notes to consolidated financial statements.
-------------------------------------------------------------------------------------------------------------------

                                    4 of 19

CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited....dollars in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                --------------------
                                                                   1996        1995
                                                                --------------------
CASH FLOWS--OPERATING ACTIVITIES:
    Net income (loss)                                           $  1,548    $   (144)
    Reconciliation of net income to net cash from operations:
          Provision for loan losses                                  864         591
          Depreciation and amortization                              334         446
          Accrued interest receivable and other assets              (415)       (565)
          Accrued interest payable and other liabilities            (340)       (680)
          Net change in deferred loan fees and discounts             334         139
          Proceeds from sales of loans held for sale               4,738      16,364
          Origination of loans held for sale                      (4,738)    (10,981)
          Other real estate owned, net                                 -          17
                                                                --------    --------
              Operating cash flows, net                            2,325       5,187

CASH FLOWS--INVESTING ACTIVITIES:
    Maturities of investment securities:
          Held-to-maturity                                        16,620      16,349
          Available-for-sale                                       2,500           -
    Purchase of investment securities:
          Held-to-maturity                                       (19,909)     (8,035)
          Available-for-sale                                           -      (2,492)
    Net change in loans                                          (61,604)    (17,475)
    Sale of other real estate owned                                  217         358
    Purchase of life insurance policies                                -      (2,381)
    Purchase of premises and equipment, net                       (1,812)       (654)
    Other, net                                                        (5)          -
                                                                --------    --------
          Investing cash flows, net                              (63,993)    (14,330)

CASH FLOWS--FINANCING ACTIVITIES:
    Net change in noninterest-bearing deposits                    13,721         365
    Net change in interest-bearing deposits                       45,087      20,618
    Net change in short-term borrowings                                -      (6,203)
    Subordinated debt issuance                                         -       2,475
    Stock purchased by employees and stock options exercised         632         456
    Cash dividends                                                  (187)       (160)
                                                                --------    --------
          Financing cash flows, net                               59,253      17,551
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents              (2,415)      8,408
Cash and cash equivalents at beginning of period                  29,107      19,726
                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 26,692    $ 28,134
                                                                ========    ========

CASH FLOWS--SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for:
        Interest on deposits and other borrowings               $  6,222    $  5,402
        Income taxes                                                 925         210
    Non-cash transactions:
        Additions to other real estate owned                           -           -

See notes to consolidated financial statements.
------------------------------------------------------------------------------------

                                    5 of 19

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
             Notes to Consolidated Condensed Financial Statements
                              September 30, 1996
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Cupertino National Bancorp ("CUNB" or the Company) and its subsidiary, Cupertino National Bank & Trust (the Bank or CNB). These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of CUNB's financial position and the results of its operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. The results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the financial statements included in the 1995 Annual Report to Shareholders.


2.  SHARE AND PER SHARE AMOUNTS

Earnings per common and common equivalent share are calculated based upon the weighted average number of shares outstanding during the period, plus equivalent shares representing the effect of dilutive stock options. The number of shares used to compute earnings per share were 2,065,168 and 1,887,930 for the three months ended September 30, 1996 and 1995, respectively and 2,028,664 and 1,872,600 for the nine months ended September 30, 1996 and 1995, respectively.

                                    6 of 19

                   CUPERTINO NATIONAL BANCORP AND SUBSIDIARY
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

OVERVIEW

CUNB reported net income for the third quarter of 1996 of $561,000, or $.27 per common and common equivalent share, compared to $404,000, or $.21 per common and common equivalent share, reported in the third quarter of last year. Return on average assets and return on average common equity annualized for the third quarter of 1996 and 1995 were 0.75 % and 11.10 %, respectively.

For the nine months ended September 30, 1996, the Company posted net income of $1,548,000, or $.76 per common and common equivalent share, compared to a loss of $144,000, or $.08 per common and common equivalent share, for the comparable period in 1995. The annualized return on average assets and return on average equity for the first nine months of 1996 were 0.75% and 10.49%, respectively.

Non-performing assets (including nonaccruing loans, loans 90 days past due and other real estate owned (OREO)) totaled $3.1 million at September 30, 1996, compared to 3.3 million at December 31, 1995 and $2.9 million at September 30, 1995. The ratio of non-performing assets to total assets was 0.97% at September 30, 1996, compared to 1.29% at December 31, 1995 and 1.23% at September 30, 1995. The Bank's portfolio of classified assets increased to $8.2 million, or 2.58% of total assets at September 30, 1996, from $7.9 million or 3.06% of total assets at December 31, 1995 and $8.6 million or 3.61% of total assets at September 30, 1995.

The reserve for loan losses was $3.5 million at September 30, 1996, compared with $2.7 million at December 31, 1995 and $2.5 million at September 30, 1995. The provision for loan losses was $399,000 for the third quarter of 1996, compared to $265,000 recorded in the second quarter of 1996, and $75,000 recorded in the third quarter of 1995. For the first nine months of 1996, the provision for loan losses was $864,000, an increase of $273,000 from the first nine months of 1995. Net charge-offs were $96,000 for the first nine months of 1996, compared to $987,000 for the first nine months of 1995. The ratio of the reserve for loan losses to non-performing assets was 111.3% at September 30, 1996 compared with 80.3% at December 31, 1995 and 85.7% at September 30, 1995.

Shareholders' equity increased $2.1 million to $20.8 million, or 6.50% of assets, at September 30, 1996 from $18.7 million, or 7.21% of assets, at December 31, 1995. The increase was due to net earnings, stock purchased by directors and employees through stock option plans and stock purchased through the Employee Stock Purchase Plan, and was partially offset by a cash dividend payment of $.10 per common share, totaling $187,000, made to shareholders during the second quarter of 1996.

CUNB's Tier 1 and total risk-based capital ratios were 7.88% and 10.27% at September 30, 1996, respectively, compared with 9.18% and 11.91% at December 31, 1995, respectively. The leverage ratio declined to 6.98% at September 30, 1996 from 7.78% at December 31, 1995. The decline in capital ratios is due to asset growth during 1996. At September 30, 1996, CUNB's risk-based capital and leverage ratios, as well as those of the Bank, exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action guidelines. The Company will seek to maintain its well capitalized position to ensure flexibility in its operations.

CUNB's common stock closed at $15.50 per share on September 30, 1996, representing 146% of the $10.85 book value per common share, compared with $14.50 per share and 138% of the $10.52 book value per common share at June 30, 1996 and $10.00 per share and 90% of the $11.15 book value per common share at September 30, 1995.

                                    7 of 19

MERGER

Cupertino National Bancorp signed the Second Amended and Restated Agreement and Plan of Reorganization and Merger dated August 20, 1996 (the Agreement) whereby Cupertino National Bancorp will merge, in a merger of equals, with and into Mid-Peninsula Bancorp and Mid-Peninsula Bancorp will change its name to Greater Bay Bancorp (GBB). The merger will result in the formation of the largest multi-bank holding company based in the San Francisco Peninsula/South Bay region, and the third-largest publicly traded independent bank holding company in the San Francisco Bay area, with total assets of approximately $500 million and equity of over $40 million. Mid-Peninsula Bank (MPB) and Cupertino National Bank & Trust (CNB) will operate as wholly-owned subsidiaries of Greater Bay Bancorp and will focus on serving the greater Bay area, including the Peninsula and South Bay markets, through their seven office locations.

The terms of the Agreement provide for Cupertino National Bancorp shareholders to receive 0.81522 of a share of Mid-Peninsula Bancorp stock for each share of Cupertino National Bancorp in a tax-free exchange to be accounted for as a pooling-of-interests. As part of the Agreement, Mid-Peninsula has listed its shares on the NASDAQ National Market, and concurrent with closing, will be renamed Greater Bay Bancorp. Following the merger, the shareholders of Mid-Peninsula Bancorp will own approximately 51% of the combined company and the shareholders of Cupertino National Bancorp will own approximately 49% of the combined company, giving effect to all outstanding options.

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

In connection with the Agreement, Cupertino National Bancorp and Mid-Peninsula Bancorp have granted each other options to purchase up to 19.0% of the outstanding shares of each others common stock under certain circumstances in the event the transaction is terminated.

The Shareholders of both entities approved the merger on October 30, 1996 and it is anticipated the merger will close by year end 1996.

                                    8 of 19

RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the Company's average balance sheet, net interest income and interest rates for the quarterly periods presented:

                                             Three Months Ended                               Three Months Ended
                                              September 30,1996                                  June 30, 1996
                                 --------------------------------------------------------------------------------------
                                                                      Average                                  Average
                                       Average                         Yield/        Average                    Yield/
(Dollars in thousands)               Balance (1)       Interest         Rate        Balance (1)    Interest      Rate
                                --------------------------------------------- -----------------------------------------
Interest-earning assets:
     Loans (2) (4)                     $206,625        $5,414         10.42%         $176,030       $4,696     10.70%
     Investment securities,
      short term
      investments and
      cash equivalents                   64,207         1,038          6.43%           64,660          995      6.17%
                                        -------         -----         -----           -------        -----     -----
        Total interest-earning
           assets                       270,832         6,452          9.48%          240,690        5,691      9.48%

Noninterest-earning assets               26,189                                        27,079
                                        -------                                       -------
     Total Assets                      $297,021                                      $267,769
                                        =======                                       =======
Interest-bearing liabilities:
     Deposits:
          NOW and MMDA                 $148,483         1,391          3.73%         $126,485        1,147      3.64%
          Savings deposits                8,920            78          3.50%           12,106          115      3.81%
          Time deposits                  50,156           665          5.27%           44,824          582      5.21%
                                        -------         -----         -----           -------        -----     -----
              Total Deposits            207,559         2,134          4.09%          183,415        1,844      4.03%
     Borrowings                           3,422            92         10.70%            3,113           87     11.21%
                                        -------         -----         -----           -------        -----     -----
          Total interest-bearing
           liabilities                  210,981         2,226          4.20%          186,528        1,931      4.15%
                                        -------         -----          ----           -------        -----     -----
Noninterest-bearing deposits             64,488                                        60,088
Other noninterest-bearing
 liabilities                              1,507                                         1,456
                                        -------                                       -------
      Total noninterest-bearing
       liabilities                       65,995                                        61,544
Shareholders' equity                     20,045                                        19,697
                                        -------                                       -------
      Total liabilities and
           shareholders'
            equity                     $297,021                                      $267,769
                                        =======                                       =======
Net interest income;
 interest rate spread                                  $4,226          5.28%                        $3,760      5.33%
                                                        =====         =====                          =====     =====

Net interest-earning assets;
 net yield (3)                         $ 59,851                        6.21%         $ 54,162                   6.27%
                                        =======                       =====           =======                  =====






                                            Three Months Ended
                                            September 30, 1995
                              ---------------------------------------------
                                                                  Average
                                  Average                          Yield/
(Dollars in thousands)           Balance (1)      Interest          Rate
---------------------         ---------------------------------------------
Interest-earning assets:
     Loans (2) (4)                   $145,729       $4,065         11. 07%
     Investment securities,
      short term investments and
      cash equivalents                 66,943        1,033           6.12%
                                     --------        -----          -----
          Total interest-earning
          assets                      212,672        5,098           9.51%

Noninterest-earning assets             18,433
                                      -------
     Total Assets                    $231,105
                                      =======
Interest-bearing liabilities:
     Deposits:
          NOW and MMDA               $107,446        1,102           4.07%
          Savings deposits              5,639           48           3.38%
          Time deposits                44,369          605           5.41%
                                      -------        -----          -----
               Total Deposits         157,454        1,755           4.42%
     Borrowings                         4,948           73           5.85%
                                      -------        -----          -----
          Total interest-bearing
           liabilities                162,402        1,828           4.47%
                                      -------        -----          -----
Noninterest-bearing deposits           50,119
Other noninterest-bearing
 liabilities                              622
                                      -------
      Total noninterest-bearing
       liabilities                     50,741
Shareholders' equity                   17,962
                                      -------
      Total liabilities and
          shareholders'
          equity                     $231,105
                                      =======
Net interest income;
 interest rate spread                               $3,270           5.04%
                                                     =====          =====
Net interest-earning assets;
 net yield (3)                       $ 50,270                        6.10%
                                      =======                       =====


(1) Average balances are computed using an average of the daily balances during the period.
(2) Non-accrual loans are included in the average balance column; however, only collected interest is included in the interest column.
(3) The net yield on interest-earning assets during the period equals annualized net interest income divided by average interest-earning assets for the period.
(4) Loan fees totaling $366, $388 and $249 are included in loan interest income for the periods ended September 30, 1996, June 30, 1996 and September 30, 1995, respectively.

                                    9 of 19

The following table presents the dollar amount of certain changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities and the difference attributable to changes in average rates and volumes for the quarterly periods indicated:

                                                  Three months ended September 30, 1996     Three months ended September 30, 1996
                                                        compared with June 30, 1996            compared with September 30, 1995
                                                          favorable (unfavorable)                  favorable (unfavorable)
                                                          ----------------------                   ----------------------
(Dollars in thousands)                               Volume        Rate       Total              Volume       Rate       Total
---------------------                               -------       -----      ------             ------       -----       ------
Interest income on loans                           $ 838      $( 120)      $ 718             $1,595       $(246)      $1,349
Interest on investment securities, short-term
 investments and cash equivalents                     (6)         49          43                (44)         49            5
                                                   -----      ------       -----             ------       -----       ------
   Change in total interest income                   832         (71)        761              1,551        (197)       1,354
Interest expense on deposits
     NOW and MMDA                                   (213)        (31)       (244)              (388)         99         (289)
     Savings deposits                                 28           9          37                (28)         (2)         (30)
     Time deposits                                   (75)         (8)        (83)               (76)         16          (60)
                                                   -----      ------       -----             ------       -----       ------
                                                    (260)        (30)       (290)              (492)        113         (379)
Interest expense on borrowings                        (9)          4          (5)                27         (46)         (19)
                                                   -----      ------       -----             ------       -----       ------
   Change in total interest expense                 (269)        (26)       (295)              (465)         67         (398)
                                                   -----      ------       -----             ------       -----       ------
Increase (decrease) in net interest income         $ 563      $  (97)      $ 466             $1,086       $(130)      $  956
                                                   =====      ======       =====             ======       =====       ======


(1) In the analysis, the change due to both rate and volume has been allocated proportionately.

CUNB's net interest income for the third quarter of 1996 was $4.2 million, a $400,000 increase over the second quarter of 1996, and a $900,000 increase over the third quarter of 1995. When compared to the second quarter of 1996, average earning assets increased by $30.1 million, and the net yield on earning assets decreased from 6.27% in the second quarter of 1996 to 6.21% in the third quarter of 1996. This was primarily due to an increase in the average rates paid on interest-bearing liabilities.

Compared to the third quarter of 1995, average earning assets during the third quarter of 1996 increased by $58.2 million. This was due to increased loan demand since the previous year's third quarter. Average loans in the third quarter of 1996 increased by $60.9 million, or 41.8%, over the third quarter of 1995. The Company's average interest-bearing deposits grew $50.1 million and noninterest-bearing deposits grew by $14.4 million since the 1995 third quarter.

                                   10 of 19

The following tables present the Companys average balance sheet, net interest income and interest rates for the nine-month periods presented, as well as the analysis of variances due to rate and volume:

                                                     Nine months ended
                                                     September 30, 1996
                                            ------------------------------------
                                              Average                  Average
(Dollars in thousands)                       Balance(1)    Interest   Yield/Rate
----------------------                      ------------------------------------
Interest-earning assets:
  Loans (2)(4)                               $185,101       $14,626       10.55%
  Investment securities, short term
    investments and cash equivalents           63,929         3,024        6.32%
                                             --------       -------       ------
      Total interest-earning assets           249,030        17,650        9.47%
Noninterest-earning assets                     24,977
                                             --------
  Total Assets                               $274,007
                                             ========
Interest-bearing liabilities:
  Deposits:
    NOW and MMDA                             $132,463         3,712        3.74%
    Savings deposits                           10,909           300        3.68%
    Time deposits                              47,377         1,868        5.27%
                                             --------       -------       ------
      Total Deposits                          190,749         5,880        4.12%
  Borrowings                                    3,347           283       11.28%
                                             --------       -------       ------
    Total interest-bearing liabilities        194,096         6,163        4.24%
                                             --------       -------       ------
Noninterest-bearing deposits                   59,574
Other noninterest-bearing liabilities             682
                                             --------
Total noninterest-bearing liabilities          60,256
Shareholders' equity                           19,655
                                             --------
  Total liabilities and
    shareholder's equity                     $274,007
                                             ========
Net interest income; Interest rate spread                   $11,487        5.23%
                                                            =======        =====
Net interest-earning assets; net yield (3)   $ 54,934
                                             ========


                                                     Nine months ended
                                                     September 30, 1995
                                            ------------------------------------
                                              Average                  Average
(Dollars in thousands)                       Balance(1)    Interest   Yield/Rate
----------------------                       -----------------------------------
Interest-earning assets:
  Loans (2)(4)                               $143,710       $11,884       11.06%
  Investment securities, short term
    investments and cash equivalents           66,007         3,043        6.16%
                                             --------       -------       ------
      Total interest-earning assets           209,717        14,927        9.52%
Noninterest-earning assets                     16,852
                                             --------
  Total Assets                               $226,569
                                             ========
Interest-bearing liabilities:
  Deposits:
    NOW and MMDA                             $ 92,343         2,780        4.03%
    Savings deposits                            5,379           138        3.43%
    Time deposits                              45,271         1,828        5.40%
                                             --------       -------       ------
      Total Deposits                          142,993         4,746        4.44%
  Borrowings                                   15,877           728        6.13%
                                             --------       -------       ------
    Total interest-bearing liabilities        158,870         5,474        4.61%
                                             --------       -------       ------
Noninterest-bearing deposits                   48,526
Other noninterest-bearing liabilities             963
                                             --------
Total noninterest-bearing liabilities          49,489
Shareholders' equity                           18,210
                                             --------
  Total liabilities and
    shareholder's equity                     $226,569
                                             ========
Net interest income; Interest rate spread                   $ 9,453       4.91%
                                                            =======      ======
Net interest-earning assets; net yield (3)   $ 50,847                     6.03%
                                             ========                    ======

(1) Average balances are computed using an average of the daily balances during the period.
(2) Non-accrual loans are included in the average balance column; however, only collected interest is included in the interest column.
(3) The net yield on interest-earning assets during the period equals annualized net interest income divided by average interest-earning assets for the period.
(4) Loan fees totaling $1,070 and $644 are included in loan interest income for the periods ended September 30, 1996 and September 30, 1995, respectively.


                                                              Nine months ended September 30, 1996
                                                                compared with September 30, 1995
                                                                     favorable (unfavorable)
                                                        ------------------------------------------------
(Dollars in thousands)                                  Volume               Rate                 Total
---------------------                                   -------            ---------             -------
Interest income on loans                                $ 3,302            $   (560)             $ 2,742
Interest on investment securities,
      short-term investments and
      cash equivalents                                      (96)                 77                  (19)
                                                        -------            ---------             -------
Change in total interest income                           3,206                (483)               2,723
Interest expense on deposits
      NOW and MMDA                                       (1,138)                206                 (932)
      Savings deposits                                     (151)                (11)                (162)
      Time deposits                                         (85)                 45                  (40)
                                                        -------            ---------             -------
                                                         (1,374)                240               (1,134)
Interest expense on borrowings                              810                (365)                 445
                                                        -------            ---------             -------
Change in total interest expense                           (564)               (125)                (689)
                                                        -------            ---------             -------

Increase (decrease) in net interest income              $ 2,642            $   (608)             $ 2,034
                                                        =======            =========             =======

                                   11 of 19

For the nine month period ended September 30, 1996, the Company experienced an increase in net interest income of $2.0 million when compared to the first nine months of 1995. This increase was mainly due to the increased volume in the loan portfolio, the decreased volume in short-term borrowings, and the decreased average rate paid on deposits, partially offset by reduced yields on loans, the increased average rate paid on other borrowings, and the increased volume of interest-bearing deposits. For the nine months ended September 30, 1996, average other borrowings primarily consisted of $3.0 million of subordinated debt which was issued at 11.5% in the Fall of 1995 and qualifies as Tier 2 regulatory capital. For the nine months ended September 30, 1996, the Company's net interest spread of 5.22% reflected an increase from 4.91% for the same period in 1995. This was primarily due to the reduction in the Company's cost of deposits.

The trend of interest rates in the economy has remained flat during 1996; however, there are indications that inflation may be increasing slightly. An increase in inflation will put pressure on the Federal Reserve to increase interest rates. If interest rates rise, there is likely to be a slight increase in CNB's interest rate margin, thereby increasing net interest income.

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

The impact of this expense on the Company's net interest spread and net yield on interest earning assets was as follows:

                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                    September 30,
                                                       1996        1995                 1996        1995
                                                      -------     -------              -------     -------
Average noninterest-bearing demand deposits           $64,488     $50,119              $59,574     $48,526

Client Service expense                                    105          95                  320         256
Client Service cost annualized                           0.65%       0.76%                0.72%       0.71%

Impact on Net Yield
-------------------
Net yield on interest earning assets                     6.21%       6.10%                6.16%       6.03%
Impact of client services                               (0.15%)     (0.18%)              (0.17%)     (0.16%)
                                                      -------     -------              -------     -------
Adjusted net yield                                       6.06%       5.92%                5.99%       5.86%
                                                      =======     =======              =======     =======

The negative impact on the net yield on interest-earning assets is caused by the reduction of net interest income by the cost of client service expenses, which reduces the yield on interest-earning assets. The cost for client service expense has been relatively stable, and reflects the Company's efforts in the management of client service expense.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Bank's current portfolio that are subject to repricing at intervals of (a) one day or immediate, (b) two days to six months,
(c) seven to twelve months, (d) one to three years, (e) three to five years, (f)
over five years and (g) on a cumulative basis.   Allocations of assets and
liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics. The differences between the volumes of assets and liabilities in these intervals are known as "sensitivity gaps." The following table shows interest sensitivity gaps for different intervals at September 30, 1996:

                                   12 of 19


INTEREST SENSITIVITY ANALYSIS
Repricing Periods
                                                                                                Less than          Less than
                                        Immediate      2 Days To             7-12               1 Year             3 Yrs
(Dollars in thousands)                  One Day        6 Months              Months             to 3 Yrs           to 5 Yrs
---------------------                   ------------------------------------------------------------------------------------
Assets:
Cash and due from banks                  $      -       $      -             $      -             $      -              $     -
Short term investments                      4,600              -                    -                    -                    -
Investment securities                           -          3,002                2,504               10,760               14,018
Loans                                     166,254          2,943                2,183               10,285                8,855
Loan loss reserve/unearned fees                 -              -                    -                    -                    -
Other assets                                    -              -                    -                    -                    -
                                         --------       --------             --------             --------              -------
     Total assets                        $170,854       $  5,945             $  4,687             $ 21,045              $22,873
                                         ========       ========             ========             ========              =======

Liabilities and Equity:
Deposits
       Demand                            $      -       $      -             $      -             $      -              $     -
       NOW, MMDA, and savings             166,301              -                    -                    -                    -
       Time deposits                            -         48,273                7,008                  592                   11
Subordinated debt                           3,000              -                    -                    -                    -
Other liabilities                               -              -                    -                    -                    -
Shareholders' equity                            -              -                    -                    -                    -
                                         --------       --------             --------             --------              -------
     Total liabilities and equity        $169,301       $ 48,273             $  7,008             $    592              $    11
                                         ========       ========             ========             ========              =======
Gap                                      $  1,553       $(42,328)            $ (2,321)            $ 20,453              $22,862
Cumulative Gap                           $  1,553       $(40,775)            $(43,096)            $(22,643)             $   219
Cumulative Gap/total assets                  0.57%        (14.97%)             (15.83%)              (8.32%)               0.08%
---------------------------------------------------------------------------------------------------------------------------------



INTEREST SENSITIVITY ANALYSIS
Repricing Periods
                                                                                       Total
                                           Less Than           Total Rate             Non-rate
(Dollars in thousands)                      5 Yrs               Sensitive            Sensitive            Total
----------------------                     -----------------------------------------------------------------------
Assets:
Cash and due from banks                     $     -             $      -             $ 20,273             $ 20,273
Short term investments                            -                4,600                    -                4,600
Investment securities                        28,613               58,897                1,021               59,918
Loans                                        31,713              222,233                3,111              225,344
Loan loss reserve/unearned fees                   -                    -               (4,636)              (4,636)
Other assets                                      -                    -               14,056               14,056
                                            -------             --------             --------             --------
     Total assets                           $60,326             $285,730             $ 33,825             $319,555
                                            =======             ========             ========             ========

Liabilities and Equity:
Deposits
       Demand                               $     -             $      -             $ 72,707             $ 72,707
       NOW, MMDA, and savings                     -              166,301                    -              166,301
       Time deposits                             10               55,894                    -               55,894
Subordinated debt                                 -                3,000                    -                3,000
Other liabilities                                 -                    -                  865                  865
Shareholders' equity                              -                    -               20,788               20,788
                                            -------             --------             --------             --------
     Total liabilities and equity           $    10             $225,195             $ 94,360             $319,555
                                            =======             ========             ========             ========
Gap                                         $60,316             $ 60,535             $(60,535)            $      -
Cumulative Gap                              $60,535             $ 60,535             $      -             $      -
Cumulative Gap/total assets                   22.23%               22.23%                   0%                   -


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

                                                     Quarter Ended
                               -------------------------------------------------------------------
                               September 30,   June 30,   March 31,   December 31,   September 30,
(Dollars in thousands)                  1996       1996        1996           1995            1995
                                       -----      -----       -----          -----           -----
Loan fees                              $  59      $  34       $  15          $  11           $  51
Trust fees                               375        344         309            241             178
Gain on sale of SBA loans                122        123         130            153              63
Depositor service fees                   149        121          98             92              92
Other                                    122        185          77             54              67
                                       -----      -----       -----          -----           -----
     Total other income                $ 827      $ 807       $ 629          $ 551           $ 451
                                       =====      =====       =====          =====           =====

Non-interest income was $827,000 for the third quarter of 1996, an increase of $20,000 from the second quarter of 1996, and of $376,000 from the third quarter of 1995. The increase in the 1996 third quarter from the second quarter of 1996 and from the third quarter of 1995 was primarily due to an increase in trust fee income.

The increase of $910,000 in total noninterest income from the nine months ended September 30, 1995 to the nine months ended September 30, 1996 was primarily due to increased trust fee income and warrant income.

NON-INTEREST EXPENSE
The following table provides details of non-interest expense for the previous five quarters:

                                                             Quarter Ended
                                     -------------------------------------------------------------------
                                     September 30,   June 30,   March 31,   December 31,   September 30,
(Dollars in thousands)                        1996       1996        1996          1995             1995
                                            ------     ------      ------         ------          ------
Compensation and benefits                   $1,974     $1,998      $1,700         $1,774          $1,694
Occupancy and equipment                        551        489         473            470             430
Professional services                          234        248         193            269             277
Legal settlement and costs                       -          -           -              -               -
FDIC insurance and assessments                  15         21          20             62              22
Supplies, telephone and postage                161        160         130            117             109
Data processing                                 42         38          50             42              39
Client services                                105         95         120             81              95
Other real estate, net                           5          6          24              -               1
Other                                          657        444         442            366             315
                                            ------     ------      ------         ------          ------
     Total operating expenses               $3,744     $3,499      $3,152         $3,181          $2,982
                                            ======     ======      ======         ======          ======


Compensation and benefits expense for the third quarter decreased by $24,000 when compared to the second quarter of 1996, and increased by $280,000 from the comparable quarter of 1995. The increase in compensation, occupancy and supplies expense during the third quarter of 1996 and the first nine months of 1996, from the 1995 third quarter and the 1995 first nine months, respectively, is primarily due to the opening of the new downtown Palo Alto branch office in June 1996 which also included facilities for CNB's expanded trust operations. Total FDIC insurance and assessments declined by $226,000 from the nine months ended September 30, 1995 to the nine months ended September 30, 1996, reflecting the change in assessment rates for banks insured by the Bank Insurance Fund of the FDIC.


INCOME TAX

The provision for income taxes for the third quarter of 1996 of $350,000 reflects an effective tax rate for the quarter of approximately 38%, compared to a tax benefit recorded for the third quarter of 1995 of $260,000 with an effective tax rate of 39%.

                                   14 of 19

FINANCIAL CONDITION

CAPITAL RATIOS

The Companys and the Banks leverage ratios (Tier 1 capital to average quarterly assets), Tier 1 risk-based capital ratios and and total risk-based capital ratios were as follows:


                                                               September 30, 1996
                               ------------------------------------------------------------------
                                 Tier 1 Capital to      Tier 1 Capital to     Total Capital to
                                      Average             Risk-weighted         Risk-weighted
                                 Quarterly Assets            Assets                Assets
                               ------------------------------------------------------------------
                                  BALANCE         %    BALANCE          %     BALANCE       %
(Dollar in thousands)
CNB                                $20,381    6.89%    $20,381      7.75%     $26,670   10.14%
Well capitalized requirement       $14,790    5.00%    $15,778      6.00%     $26,297   10.00%
                               ------------------------------------------------------------------
Excess capital                     $ 5,591    1.89%    $ 4,603      1.75%     $   373    0.14%
                               ==================================================================

Cupertino National Bancorp         $20,736    6.98%    $20,736      7.88%     $27,029   10.27%
Well capitalized requirement       $14,851    5.00%    $15,794      6.00%     $26,324   10.00%
                               ------------------------------------------------------------------
Excess capital                     $ 5,885    1.98%    $ 4,942      1.88%     $   705    0.27%
                               ==================================================================


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


LIQUIDITY

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss, and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of the Bank's clients who either want to withdraw funds or require funds to meet their credit needs. Through an Asset/Liability Management Committee, the Bank actively monitors its commitments to fund loans, as well as the composition and maturity schedule of its loan and deposit portfolios. To manage its liquidity, the Bank maintains $20 million in inter-bank Fed Fund purchase lines, as well as approximately $100 million in institutional deposit or brokered deposit lines, and $46 million in reverse repurchase lines.

                                   15 of 19

PROVISION AND RESERVE FOR LOAN LOSSES
The following schedule details the activity in the Bank's reserve for loan losses and related ratios for each of the last five quarters:

                                                                Quarter ended
                                   --------------------------------------------------------------------------
                                      September 30,    June 30,    March 31,    December 31,    September 30,
(Dollars in thousands)                     1996          1996         1996          1995             1995
---------------------              --------------------------------------------------------------------------
Reserve for loan losses at
    beginning of period                     $ 3,043      $2,907       $2,683          $2,522           $2,454
Provision charged to operations                 399         265          200              90               75
Loans charged off                               (74)       (165)           -             (54)             (15)
Loan recoveries                                  83          36           24             125                8
                                            -------      ------       ------          ------           ------
Reserve for loan losses at
    end of period                           $ 3,451      $3,043       $2,907          $2,683           $2,522
                                            =======      ======       ======          ======           ======
Ratio of:
Reserve for loan losses to loans               1.54%       1.63%        1.67%           1.64%            1.69%
Reserve for loan losses to
    nonperforming assets                     111.25%      86.08%       84.95%          80.26%           85.67%
-------------------------------------------------------------------------------------------------------------

The provision for loan losses was $399,000 in the third quarter of 1996, compared to $265,000 in the second quarter of 1996, and to $75,000 in the third quarter of 1995. The provision for loan losses for the first nine months of 1996 was $864,000 compared to $591,000 in the comparable period in 1995.

Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The reserve for loan losses was $3.45 million at September 30, 1996, compared with $3.04 million at June 30, 1996, and $2.52 million at September 30, 1995.

The ratio of the reserve for loan losses to total loans was 1.54% at September 30, 1996, compared with 1.63% at June 30, 1996, and 1.69% at September 30, 1995. The ratio of the reserve for loan losses to total nonperforming assets, including foreclosed real estate, was 111.25% at September 30, 1996, compared to 86.08% at June 30, 1996 and 85.67% at September 30, 1995.

NON-ACCRUING LOANS, RESTRUCTURED LOANS, ACCRUING LOANS PAST DUE 90 DAYS OR MORE AND FORECLOSED PROPERTIES

                                                                     Quarter ended
                                        --------------------------------------------------------------------------
                                           September 30,    June 30,    March 31,    December 31,    September 30,
(Dollars in thousands)                          1996          1996         1996          1995             1995
---------------------                   --------------------------------------------------------------------------
Non-accruing loans                                $2,457      $2,214       $2,325          $2,513           $2,539
Restructured loans                                     -           -            -               -                -
Accruing loans past due 90 days or more              645       1,104          880             830              405
                                                  ------      ------       ------          ------           ------
Total nonperforming loans                          3,102       3,318        3,205           3,343            2,944
OREO                                                   -         217          217               -                -
                                                  ------      ------       ------          ------           ------
Total nonperforming assets                        $3,102      $3,535       $3,422          $3,343           $2,944
                                                  ======      ======       ======          ======           ======
Total nonperforming assets to total assets          0.97%       1.29%        1.34%           1.29%            1.23%
------------------------------------------------------------------------------------------------------------------

                                   16 of 19

Over the past year, total nonperforming assets have remained relatively stable with totals of $3.1 million at September 30, 1996, compared with $3.5 million at June 30, 1996, and $2.9 million at September 30, 1995. Nonperforming loans, which include non-accruing loans, restructured loans, and accruing loans which are past due 90 days or more, were $3.1 million at September 30, 1996, compared with $3.3 million at December 31, 1995, and $2.9 million at September 30, 1995.

It is the Bank's policy to discontinue the accrual of interest when the ability of a borrower to repay principal or interest is, in doubt, or when a loan is past due 90 days or more, except when, in managements judgment, the loan is well secured and in the process of collection.

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

                                   17 of 19

                          PART II.  OTHER INFORMATION

ITEM 1 - ITEM 3, ITEM 5
Not applicable

ITEM 4 - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a) Exhibits - Listed on Index to Exhibits

(b) Reports on Form 8-K for the quarter covered by this report:

    (1) The Company filed a Report on Form 8-K on July 12, 1996 reporting, on
        Item 5. "Other Events," the signing of a definitive agreement for a merger of equals of Registrant with and into Mid-Peninsula Bancorp and that Mid-Peninsula Bancorp will change its name to Greater Bay Bancorp concurrent with closing of the merger. The Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996 was filed as an exhibit to the form 8-K and is incorporated herein by reference.

    (2) The Company filed a Report on Form 8-K on August 21, 1996 reporting, on
        Item 5. "Other Events," the signing of an amended definitive agreement for a merger of equals of Registrant with and into Mid-Peninsula Bancorp and that Mid-Peninsula Bancorp will change its name to Greater Bay Bancorp concurrent with closing of the merger. The Second Amended and Restated Agreement and Plan of Reorganization and Merger dated August 20, 1996 was filed as an exhibit to the Form 8-K and is incorporated herein by reference.





                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CUPERTINO NATIONAL BANCORP
(REGISTRANT)

BY:

 /S/ STEVEN C. SMITH
---------------------
STEVEN C. SMITH
EXECUTIVE VICE PRESIDENT,
CHIEF OPERATING OFFICER


/S/ HEIDI R. WULFE
------------------
HEIDI R. WULFE
SENIOR VICE PRESIDENT,
CHIEF FINANCIAL OFFICER

DATE:    NOVEMBER 12, 1996


                                   18 of 19

                               INDEX TO EXHIBITS
NUMBER  EXHIBIT
------  -------

 2.1 Second Amended and Restated Agreement and Plan of Reorganization and Merger dated August 20, 1996 (filed as Exhibit 2.1 of Registrant's report on Form 8-K, dated August 21, 1996 and incorporated herein by reference).

10.1 Cupertino Shareholder Agreement and Mid-Peninsula Shareholder Agreement, each dated as of June 26, 1996, pursuant to Second Amended and Restated Agreement and Plan of Reorganization and Merger dated August 20, 1996. (Filed as Exhibit 10.1 of registrant's report on form 10 Q as of June 30, 1996 and incorporated herein by reference).

10.2 Form of Cupertino Affiliate Agreement and Mid-Peninsula Affiliate Agreement with directors and certain officers, pursuant to Second Amended and Restated Agreement and Plan of Reorganization and Merger dated August 20, 1996. (Filed as Exhibit 10.2 of registrant's report on form 10 Q as of June 30, 1996 and incorporated herein by reference).

10.3 Stock Option Agreement pursuant to Second Amended and Restated Agreement and Plan of Reorganization and Merger dated August 20, 1996. (Filed as
       Exhibit 10.3 of registrant's report on form 10 Q as of June 30, 1996 and incorporated herein by reference).

10.4 Letter agreement, dated as of May 10, 1996, regarding the rendering of a fairness opinion and Indemnity Agreement, dated as of May 10, 1996, pursuant to Second Amended and Restated Agreement and Plan of Reorganization and Merger dated August 20, 1996, between Cupertino and Sutro & Co. Incorporated. (Filed as Exhibit 10.4 of registrant's report on form 10Q as of June 30, 1996 and incorporated herein by reference).

10.5 Letter agreement, dated as of June 5, 1996, regarding the providing of financial advisory services pursuant to Second Amended and Restated Agreement and Plan of Reorganization and Merger dated August 20, 1996, between Cupertino and Hovde Financial, Inc. (Filed as Exhibit 10.5 of registrant's report on form 10 Q as of June 30, 1996 and incorporated herein by reference).

27    Financial Data Schedule
_____

                                   19 of 19